Form 10-Q
period 2021-06-30
Forum Merger IV Corp
filed 2021-08-12
CIK 1842916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2021, there were 34,603,540 shares of Class A common stock, $0.0001 par value and 8,400,377 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORUM MERGER IV CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Unaudited Condensed Balance Sheet as of June 30, 2021	1
Unaudited Condensed Statement of Operations for the Three Months ended June 30, 2021 and for the Period from January 15, 2021 (Inception) Through June 30, 2021	2
Unaudited Condensed Statement of Changes in Stockholders’ Equity for the Three Months ended June 30, 2021 and for the Period from January 15, 2021 (Inception) Through June 30, 2021	3
Condensed Statement of Cash Flows for the Period from January 15, 2021 (Inception) Through June 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FORUM MERGER IV CORPORATION

CONDENSED BALANCE SHEET

JUNE 30, 2021

(UNAUDITED)

ASSETS
Current assets
Cash	$1,927,681
Prepaid expenses	650,431
Total Current Assets	2,578,112

Marketable securities held in Trust Account	336,024,226
TOTAL ASSETS	$338,602,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$410,000
Due to Affiliate	16,698
Due to Sponsor	34
Total Current Liabilities	426,732

Warrant liabilities	11,116,387
Deferred underwriting fee payable	11,760,528
Total Liabilities	23,303,647

Commitments and Contingencies

Class A common stock subject to possible redemption, 31,029,869 shares at $10.00 per share redemption value	310,298,690

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,573,670 issued and outstanding (excluding 31,029,869 shares subject to possible redemption)	358
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 8,400,377 shares issued and outstanding	840
Additional paid-in capital	9,894,272
Accumulated Deficit	(4,895,469)
Total Stockholders’ Equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$338,602,338

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Three Months Ended June 30,	Period from January 15, 2021 (Inception) Through June 30,
	2021	2021
General and administrative expenses	$631,963	$655,676
Loss from operations	(631,963)	(655,676)

Other income (expense):
Income earned on investments held in the Trust Account	8,378	9,136
Transaction costs allocated to the Warrants	—	(399,286)
Change in fair value of warrant liability	(4,541,714)	(3,849,643)
Other expense, net	(4,533,336)	(4,239,793)

Loss before provision for income taxes	(5,165,299)	(4,895,469)
Provision for income taxes	—	—
Net loss	$(5,165,299)	$(4,895,469)

Weighted average shares outstanding, redeemable Class A Ordinary Shares	33,601,509	33,601,509
Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.00	$0.00

Weighted average shares outstanding, non-redeemable Class A and Class B Ordinary Shares	9,402,407	8,646,028
Basic and diluted net loss per share, non-redeemable Class A and Class B Ordinary Shares	$(0.55)	$(0.57)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 15, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Sale of 33,601,509 Units, net of underwriting discounts, offering expenses and public warrant liabilities	33,601,509	3,360	—	—	310,355,927	—	310,359,287

Sale of 1,002,030 Private Placement Units, net of private placement warrant liability	1,002,030	100	—	—	9,809,773	—	9,809,873

Forfeiture of Founder Shares	—	—	(224,623)	(23)	23	—	—

Common stock subject to possible redemption	(31,546,398)	(3,154)	—	—	(315,460,826)	—	(315,463,980)

Net income	—	—	—	—	—	269,830	269,830
Balance – March 31, 2021	3,057,141	$306	8,400,377	$840	$4,729,034	$269,830	$5,000,010

Common stock subject to possible redemption	516,529	52	—	—	5,165,238	—	5,165,290

Net loss	—	—	—	—	—	(5,165,299)	(5,165,299)
Balance – June 30, 2021	3,573,670	$358	8,400,377	$840	$9,894,272	$(4,895,469)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(4,895,469)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	3,849,643
Transaction costs allocable to warrants	399,286
Interest earned on marketable securities held in Trust Account	(9,136)
Changes in operating assets and liabilities:
Prepaid expenses	(650,431)
Accrued expenses	410,000
Due to Sponsor	675,038
Repayment of due to sponsor	(658,306)
Net cash used in operating activities	(879,375)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(336,015,090)
Net cash used in investing activities	(336,015,090)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	329,294,790
Proceeds from sale of Private Placement Units	10,020,300
Proceeds from promissory note – related party	110,000
Repayment of promissory note – related party	(110,000)
Payment of offering costs	(517,944)
Net cash provided by financing activities	$338,822,146

Net Change in Cash	1,927,681
Cash – Beginning of period	—
Cash – End of period	$1,927,681

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$314,785,840
Change in value of Class A common stock subject to possible redemption	$(4,487,150)
Deferred underwriting fee payable	$11,760,528
Forfeiture of Founder Shares	$(23)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 19, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 26, 2021. The interim results for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

JUNE 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.Offering costs amounted to $18,998,772, of which $18,599,486 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $399,286 were expensed to the condensed statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants (as defined below in Note 4) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $164,000, which had a full valuation allowance recorded against.

The Company’s currently taxable income primarily consists of income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the period from January 15, 2021 (inception) through June 30, 2021, Company recorded no income tax expense. The Company’s effective tax rate for the period from January 15, 2021 (inception) through June 30, 2021 was zero, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and permanent differences.

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 8,650,885 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	For the Period from January 15, 2021 (inception) through June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Income from Investment in Trust Account	$8,378	$9,136
Income and Franchise Tax	(8,378)	(9,136)
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	33,601,509	33,601,509
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$(5,165,299)	$(4,895,469)
Redeemable Net Earnings	--	--
Non-Redeemable Net Income	$(5,165,299)	$(4,895,469)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	9,402,407	8,646,028
Income/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.55)	$(0.57)

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

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 8).

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

NOTE 3. PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 930,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $9,300,000. The Sponsor purchased 780,000 Private Placement Units and the underwriters purchased 150,000 Private Placement Units. In connection with the underwriters’ partial exercise of the over-allotment option on March 30, 2021, the Sponsor purchased an additional 54,023 Private Placement Units and the underwriters purchased an additional 18,008 Private Placement Units. Each Private Placement Unit consists of one share of Class A common stock (“Private Placement Share”) and one-fourth of one warrant (each, a “Private Placement Warrant”, and collectively with the Public Warrants, the “Warrants”). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

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

JUNE 30, 2021

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $30,000 per month for 24 months, or $720,000 in the aggregate, for office space, utilities and secretarial and administrative support. Such payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term. For the three months ended June 30, 2021 and for period from January 15, 2021 (inception) through June 30, 2021, the Company incurred and paid $90,000 and $98,000 in fees for these services, respectively.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,200,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2021, no Working Capital Loans were outstanding.

Due to Sponsor

The Sponsor advanced $675,038 to the Company in anticipation of the amount to be paid for the purchase of additional Private Placement Units in the event the underwriters’ exercise their over-allotment option. The advance is non-interest bearing and due on demand should the over-allotment option not be exercised by the underwriters. As of June 30, 2021, an aggregate of $34 remains outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

JUNE 30, 2021

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 3,573,670 shares of Class A common stock issued and outstanding, excluding 31,029,869 Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 8,400,377 shares of Class B common stock issued and outstanding.

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

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 8. WARRANTS

As of June 30, 2021, there were 8,400,377 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.

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

JUNE 30, 2021

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

As of June 30, 2021, there were 250,508 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Proposed Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $336,024,226 in money market funds, which are invested in U.S. Treasury securities. Securities invested in money market funds are recorded based on quoted market prices in an active market. During the period ended June 30, 2021, the Company had no withdrawal of income from the Trust Account.

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$336,024,226

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$10,794,484
Warrant Liability – Private Placement Warrants	2	$321,903

The Warrants ware accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities the accompanying unaudited condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statement of operations.

As of March 22, 2021, the Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 22, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker FMIVW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The following table provides quantitative information regarding Level 3 fair value measurements:

At March 22, 2021 (Initial Measurement)
Stock price	$9.74
Strike price	$11.50
Term (in years)	5.00
Volatility	15.1%
Risk-free rate	0.88%
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on March 22, 2021 (inclusive of the over-allotment)	$210,427	$7,056,317	$7,266,744
Change in fair value	(20,041)	(672,030)	(692,071)
Fair value as of March 31, 2021	$190,386	$6,384,287	$6,574,673
Change in fair value	131,517	4,410,197	4,541,714
Transfer to Level 1	—	(10,794,484)	(10,794,484)
Transfer to Level 2	(321,903)	—	(321,903)
Fair value as of June 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $10,794,484. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the six months ended June 30, 2021 was $321,903.

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from January 15, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $5,165,299, which consisted of formation and operating costs of $631,963 and change in fair value of warrants of $4,541,714 offset by interest earned on marketable securities held in Trust Account of $8,378.

For the period from January 15, 2021 (inception) through June 30, 2021, we had a net loss of $4,895,469 which consisted of formation and operating costs of $655,676, transaction costs allocated to warrants of $399,286 and change in fair value of warrants of $3,849,643, offset by interest earned on marketable securities held in Trust Account of $9,136.

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

For the period from January 15, 2021 (inception) through June 30, 2021, cash used in operating activities was $879,375. Net loss of $4,895,469 was affected by transaction costs allocable to warrants of $399,286, change in fair value of warrant liability of $3,849,643 and interest earned on marketable securities held in Trust Account of $9,136. Changes in operating assets and liabilities used $223,699 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $336,024,226 consisting of money market funds. Income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,927,681. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our Initial Public Offering and private placement, which was identified and discussed in Part I, Item 1 of our Form 10-Q for the period ended March 31, 2021 filed with the SEC on June 7, 2021. Notwithstanding the identified material weakness as of June 30, 2021, management, including our principal executive officer and principal financial and accounting officer, believe that the unaudited condensed financial statements contained in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC and in our Form 10-Q for the period ended March 31, 2021 filed with the SEC on June 7, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM MERGER IV CORPORATION

Date: August 12, 2021	By:	/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director
(Principal Financial and Accounting Officer)