Form 10-Q/A
period 2021-09-30
Forum Merger IV Corp
filed 2021-12-14
CIK 1842916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of December 14, 2021, there were 34,603,539 shares of Class A common stock, $0.0001 par value, and 8,400,377 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORUM MERGER IV CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements (Unaudited)
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the Period from January 15, 2021 (Inception) Through September 30, 2021	2
Unaudited Condensed Statement of Changes in Stockholders’ Deficit for the Three Months ended September 30, 2021 and for the Period from January 15, 2021 (Inception) Through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (Inception) Through September 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27

Signatures	28

i

EXPLANATORY NOTE

Forum Merger IV Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

The management of the Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on March 22, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro-rata to all common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all shares share pro rata in the income and losses of the Company.

As a result, in the Original Quarterly Report, management noted a reclassification adjustment related to temporary equity and permanent equity as of September 30, 2021. Following the filing of the Original Quarterly Report, the Company’s management, together with the Audit Committee, re-evaluated the materiality of the reclassification and whether the reclassification adjustment related to temporary equity and permanent equity should be restated as of the IPO date and all subsequent reporting periods.

Following such re-evaluation, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of March 22, 2021 (the IPO date) and as of March 31, 2021 and for the period from January 15, 2021 (inception) through March 31, 2021 and as of June 30, 2021 and for the three and six months ended June 30, 2021 should be restated. Except for the balance sheet and other financial data as of March 22, 2021, which will be restated in a future filing, the Company’s financial statements will be restated in this Quarterly Report as a result of this error. The balance sheet as of March 31, 2021 and for the period from January 15, 2021 (inception) through March 31, 2021 and as of June 30, 2021 and for the three and six months ended June 30, 2021 are restated in Note 2 of this Quarterly Report. These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss); however, earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 24, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021, as the circumstances that led to the restatement of our financial statements had not yet been identified. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

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

FORUM MERGER IV CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 15, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Sale of 1,002,030 Private Placement Units, net of private placement warrant liability	1,002,030	100	—	—	9,809,773	—	9,809,873

Forfeiture of Founder Shares	—	—	(224,623)	(23)	23	—	—

Accretion for Class A common stock to redemption value	—	—	—	—	(9,833,933)	(15,821,870)	(25,655,803)

Net income	—	—	—	—	—	269,830	269,830

Balance – March 31, 2021 (unaudited) (see Note 2 – as restated)	1,002,030	100	8,400,377	840	—	(15,552,040)	(15,551,100)

Net loss	—	—	—	—	—	(5,165,299)	(5,165,299)

Balance – June 30, 2021 (unaudited) (see Note 2 – as restated)	1,002,030	100	8,400,377	840	—	(20,717,339)	(20,716,399)

Net income	—	—	—	—	—	1,366,853	1,366,853

Balance – September 30, 2021 (unaudited)	1,002,030	$100	8,400,377	$840	$—	$(19,350,486)	$(19,349,546)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The management of the Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock issued as part of the units sold in the Company’s Initial Public Offering on March 22, 2021. Historically, a portion of the shares of Class A common stock was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its shares of Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Amended and Restated Certificate of Incorporation. Pursuant to such re-evaluation, the Company’s management has determined that the shares of Class A common stock include certain provisions that require classification of all of the shares of Class A common stock as temporary equity regardless of the net tangible assets redemption limitation contained in the Amended and Restated Certificate of Incorporation.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued (i) audited balance sheet as of March 22, 2021, as previously revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 7, 2021 (the “Q1 Form 10-Q”), (ii) unaudited interim financial statements included in the Q1 Form 10-Q and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. Except for the audited balance sheet as of March 22, 2021 which will be restated in a future filing, the Company is restating its financial statements for the period ended March 31, 2021 and June 30, 2021 in this Quarterly Report.

There has been no change in the Company’s total assets, liabilities or operating results.

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s historical financial statements is reflected in the following table.

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$315,463,980	$20,551,110	$336,015,090
Class A common stock	$306	$(206)	$100
Additional paid-in capital	$4,729,034	$(4,729,034)	$—
Accumulated deficit	$269,830	$(15,821,870)	$(15,552,040)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(20,551,110)	$(15,551,100)
Number of shares subject to possible redemption	31,546,398	2,055,111	33,601,509

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$310,298,690	$25,716,400	$336,015,090
Class A common stock	$358	$(258)	$100
Additional paid-in capital	$9,894,272	$(9,894,272)	$—
Accumulated deficit	$(4,895,469)	$(15,821,870)	$(20,717,339)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(25,716,400)	$(20,716,399)
Number of shares subject to possible redemption	31,029,869	2,571,640	33,601,509

	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations for the period from January 15, 2021 (inception) through March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	33,601,509	(29,449,084)	4,152,425
Basic and diluted net income per share, Class A common stock	$—	$0.02	$0.02
Basic and diluted weighted average shares outstanding, Class B common stock	7,724,142	(116,097)	7,608,045
Basic and diluted net income per share, Class B common stock	$0.03	$(0.01)	$0.02

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	33,601,509	1,002,030	34,603,539
Basic and diluted net loss per share, Class A common stock	$—	$(0.12)	$(0.12)
Basic and diluted weighted average shares outstanding, Class B common stock	9,402,407	(1,002,030)	8,400,377
Basic and diluted net loss per share, Class B common stock	$(0.55)	$0.43	$(0.12)

Statement of Operations for the period from January 15, 2021 (inception) through June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	33,601,509	(12,756,004)	20,845,505
Basic and diluted net loss per share, Class A common stock	$—	$(0.17)	$(0.17)
Basic and diluted weighted average shares outstanding, Class B common stock	8,646,028	(603,632)	8,042,396
Basic and diluted net loss per share, Class B common stock	$(0.57)	$0.40	$(0.17)

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Reported	Restatement Adjustments	As Restated
Non-Cash investing and financing activities:
Statement of Cash Flows for the period from January 15, 2021 (inception) through March 31, 2021 (unaudited)
Initial classification of common stock subject to possible redemption	$314,785,840	$21,229,250	$336,015,090
Change in value of common stock subject to possible redemption	$678,140	$(678,140)	$—

Statement of Cash Flows for the period from January 15, 2021 (inception) through June 30, 2021 (unaudited)
Initial classification of common stock subject to possible redemption	$314,785,840	$21,229,250	$336,015,090
Change in value of common stock subject to possible redemption	$(4,487,150)	$4,487,150	$—

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. The Company’s management re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A common stock issued as part of the units sold in the Company’s Initial Public Offering on March 22, 2021. Historically, a portion of the shares of Class A common stock was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its shares of Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Amended and Restated Certificate of Incorporation. Pursuant to such re-evaluation, the Company’s management has determined that the shares of Class A common stock include certain provisions that require classification of all of the shares of Class A common stock as temporary equity regardless of the net tangible assets redemption limitation contained in the Amended and Restated Certificate of Incorporation. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC and in our Form 10-Q for the period ended March 31, 2021 filed with the SEC on June 7, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC and in our Form 10-Q for the period ended March 31, 2021 filed with the SEC on June 7, 2021, except for the following:

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Previously, following this issuance of the SEC Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting as it related to the proper accounting classification warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal control over financial reporting and restatement of our financial statements, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

FORUM MERGER IV CORPORATION

Date: December 14, 2021	By:	/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: December 14, 2021	By:	/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director
(Principal Financial and Accounting Officer)