Form 10-Q
period 2022-03-31
Forum Merger IV Corp
filed 2022-05-12
CIK 1842916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 34,603,539 shares of Class A common stock, $0.0001 par value, and 8,400,377 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORUM MERGER IV CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements (Unaudited)	1
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three Months ended March 31, 2022 and for the Period from January 15, 2021 (Inception) Through March 31, 2021 (unaudited)	2
Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the Three Months ended March 31, 2022 and for the Period from January 15, 2021 (Inception) Through March 31, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the Three Months ended March 31, 2022 and for the Period from January 15, 2021 (Inception) Through March 31, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24

Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FORUM MERGER IV CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$977,606	$1,524,181
Prepaid expenses	385,875	459,063
Total Current Assets	1,363,481	1,983,244

Marketable securities held in Trust Account	336,104,694	336,041,292
TOTAL ASSETS	$337,468,175	$338,024,536

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,417,758	$1,067,173
Due to Sponsor	34	34
Total Current Liabilities	1,417,792	1,067,207

Warrant liabilities	4,152,425	7,093,726
Deferred underwriting fee payable	11,760,528	11,760,528
Total Liabilities	17,330,745	19,921,461

Commitments and Contingencies
Class A common stock subject to possible redemption, 33,601,509 shares at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	336,015,090	336,015,090

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,002,030 issued and outstanding (excluding 33,601,509 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	100	100
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 8,400,377 shares issued and outstanding at March 31, 2022 and December 31, 2021	840	840
Additional paid-in capital	—	—
Accumulated deficit	(15,878,600)	(17,912,955)
Total Stockholders’ Deficit	(15,877,660)	(17,912,015)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$337,468,175	$338,024,536

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from January 15, 2021 (Inception) Through March 31,
	2022	2021
General and administrative expenses	$970,348	$23,713
Loss from operations	(970,348)	(23,713)

Other income:
Interest earned on marketable securities held in Trust Account	63,402	758
Transaction costs allocated to the Warrants	—	(399,286)
Change in fair value of warrant liabilities	2,941,301	692,071
Total other income, net	3,004,703	293,543

Net income	$2,034,355	$269,830

Weighted average shares outstanding, Class A common stock	34,603,539	4,152,425
Basic and diluted net income per share, Class A common stock	$0.05	$0.02

Weighted average shares outstanding, Class B common stock	8,400,377	7,608,045
Basic and diluted net income per share, Class B common stock	$0.05	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,002,030	$100	8,400,377	$840	$—	$(17,912,955)	$(17,912,015)

Net income	—	—	—	—	—	2,034,355	2,034,355

Balance – March 31, 2022	1,002,030	$100	8,400,377	$840	$—	$(15,878,600)	$(15,877,660)

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Sale of 1,002,030 Private Placement Unit, net of Private Placement Warrant liability	1,002,030	100	—	—	9,809,773	—	9,809,873

Forfeiture of Founder Shares	—	—	(224,623)	(23)	23	—	—

Accretion for Class A common stock to redemption value	—	—	—	—	(9,833,933)	(15,821,870)	(25,655,803)

Net income	—	—	—	—	—	269,830	269,830

Balance – March 31, 2021	1,002,030	$100	8,400,377	$840	$—	$(15,552,040)	$(15,551,100)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from January 15, 2021 (Inception) Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,034,355	$269,830
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in fair value of warrant liabilities	(2,941,301)	(692,071)
Transaction costs allocable to Warrants	—	399,286
Interest earned on marketable securities held in Trust Account	(63,402)	(758)
Changes in operating assets and liabilities:
Prepaid expenses	73,188	(25,600)
Accrued expenses	350,585	14,500
Due to Sponsor	—	675,038
Repayment of due to Sponsor	—	(540,230)
Net cash (used in) provided by operating activities	(546,575)	99,995

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(336,015,090)
Net cash used in investing activities	—	(336,015,090)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	329,294,790
Proceeds from sale of Private Placement Units	—	10,020,300
Proceeds from Promissory Note – related party	—	110,000
Repayment of Promissory Note – related party	—	(110,000)
Payment of offering costs	—	(517,944)
Net cash provided by financing activities	—	338,822,146

Net Change in Cash	(546,575)	2,907,051
Cash – Beginning of period	1,524,181	—
Cash – End of period	$977,606	$2,907,051

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$11,760,528
Accretion of Class A common stock to redemption value	$—	$25,655,803
Forfeiture of Founder Shares	$—	$(23)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of an aggregate of 930,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to Forum Investors IV LLC (780,000 Private Placement Units), a Delaware limited liability company (the “Sponsor”), and the underwriters of the Initial Public Offering (150,000 Private Placement Units), generating gross proceeds of $9,300,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 22, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Our Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares in connection with such initial Business Combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

Our Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares (as defined below), Private Placement Shares (as defined below) and Public Shares held by them in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with a stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if the Company does not complete its initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete our initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period.

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

Our Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete its initial Business Combination within the Combination Period. However, if the Company’s initial stockholders or management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $977,606 in its operating bank account, $336,104,694 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $35,293, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2022, approximately $89,604 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s public Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$336,015,090
Less:
Proceeds allocated to Public Warrants	(7,056,317)
Class A common stock issuance costs	(18,599,486)
Plus:
Accretion of carrying value to redemption value	25,655,803
Class A common stock subject to possible redemption	$336,015,090

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants (as defined below) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants (as defined below) and the Public Warrants (as defined below) for periods where no observable traded price was available were valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $702,365 and $472,638, which had a full valuation allowance recorded against.

The Company’s currently taxable income primarily consists of income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During March 31, 2022 and the period from January 15, 2021 (inception) through March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021 was zero, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and permanent differences.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,650,885 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then shared in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Period from January 15, 2021 (inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,636,964	$397,391	$95,272	$174,558
Denominator:
Basic and diluted weighted average shares outstanding	34,603,539	8,400,377	4,152,425	7,608,045
Basic and diluted net income per common share	$0.05	$0.05	$0.02	$0.02

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

MARCH 31, 2022

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $30,000 per month for 24 months, or $720,000 in the aggregate, for office space, utilities and secretarial and administrative support (which payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $720,000 in the aggregate). Such payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term. For the three months ended March 31, 2022, the Company incurred $90,000 and paid $90,000 in fees for these services. For the period from January 15, 2021 (inception) through March 31, 2021, the Company incurred $8,000 and paid $4,000 in fees for these services.

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

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,200,000 of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Due to Sponsor

The Sponsor advanced $675,038 to the Company in anticipation of the amount to be paid for the purchase of additional Private Placement Units in the event the underwriters’ exercise their over-allotment option. The advance is non-interest bearing and due on demand. As of March 31, 2022 and December 31, 2021, an aggregate of $34 remains outstanding.

NOTE 6. COMMITMENTS

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,760,528 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 1,002,030 shares of Class A common stock issued and outstanding, and 33,601,509 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On January 28, 2021, the Sponsor purchased an aggregate of 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.003 per share. As a result of the underwriters’ election to partially exercise their over-allotment option on March 30, 2021, a total of 224,623 shares of Class B common stock were forfeited and 900,377 shares of Class B common stock are no longer subject to forfeiture, resulting in an aggregate of 8,400,377 shares of Class B common stock issued and outstanding as of March 31, 2022 and December 31, 2021.

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

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2021, there were 8,400,377 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.

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

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, there were 250,507 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 8). Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $336,104,694 and $336,041,292 in cash and money market funds, which are invested in U.S. Treasury securities. Securities invested in money market funds are recorded based on quoted market prices in an active market. During the period ended March 31, 2022 and period from January 15, 2021 to March 31, 2021, the Company had no withdrawals of income from the Trust Account.

FORUM MERGER IV CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Investments and Cash held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$336,104,694

Description	Level	December 31, 2021
Assets:
Investments and Cash held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$336,041,292

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022
Liabilities:
Warrant Liability – Public Warrants	1	$4,032,181
Warrant Liability – Private Placement Warrants	2	$120,244

Description	Level	December 31, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$6,888,309
Warrant Liability – Private Placement Warrants	2	$205,417

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

At March 31, 2021, the Warrants were valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 22, 2021 and December 31, 2021 was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker FMIVW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers made during the three months ended March 31, 2022 and March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $2,034,355, which consisted of interest earned on marketable securities held in Trust Account of $63,402 and a gain on the change in fair value of warrants of $2,941,301, offset by general and administrative expenses of $970,348.

For the period from January 15, 2021 (inception) through March 31, 2021, we had a net income of $269,830, which consisted of interest earned on marketable securities held in Trust Account of $758 and a gain on the change in fair value of warrants of $692,071, offset by transaction costs allocated to warrants of $399,286 and formation and operating costs of $23,713.

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

For the three months ended March 31, 2022, cash used in operating activities was $546,575. Net income of $2,034,355 was affected by changes in fair value of warrant liabilities of $2,941,301 and interest earned on marketable securities held in Trust Account of $63,402. Changes in operating assets and liabilities provided $423,773 of cash for operating activities.

For the period from January 15, 2021 (inception) through March 31, 2021, cash provided by operating activities was $99,995. Net income of $269,830 was affected by transaction costs allocable to warrants of $399,286, change in fair value of warrant liabilities of $692,071 and interest earned on marketable securities held in Trust Account of $758. Changes in operating assets and liabilities provided $123,708 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $336,104,694 consisting of money market funds. Income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $977,606. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

As of March 31, 2022, the Company had $977,606 in its operating bank account, $336,104,694 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $35,293, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2022, approximately $89,604 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 22, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $30,000 per month for 24 months, or $720,000 in the aggregate, for office space, utilities and secretarial and administrative support (which payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $720,000 in the aggregate). Such payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term. For the three months ended March 31, 2022, the Company incurred $90,000 and paid $90,000 in fees for these services. For the period from January 15, 2021 (inception) through March 31, 2021, the Company incurred $8,000 and paid $4,000 in fees for these services.

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

Due to Sponsor

The Sponsor advanced $675,038 to us in anticipation of the amount to be paid for the purchase of additional Private Placement Units in the event the underwriters’ exercise their over-allotment option. The advance is non-interest bearing and due on demand. As of March 31, 2022, $34 remains outstanding.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Management is in the process of implementing remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

FORUM MERGER IV CORPORATION

Date: May 12, 2022	By:	/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director
(Principal Financial and Accounting Officer)