Form 10-Q
period 2022-06-30
Forum Merger IV Corp
filed 2022-08-11
CIK 1842916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 34,603,539 shares of Class A common stock, $0.0001 par value, and 8,400,377 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORUM MERGER IV CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements (Unaudited)	1
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Six Months ended June 30, 2022, for the Three Months ended June 30, 2021 and for the Period from January 15, 2021 (Inception) Through June 30, 2021	2
Unaudited Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the Three and Six Months ended June 30, 2022, for the Three Months ended June 30, 2021 and for the Period from January 15, 2021 (Inception) Through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and for the Period from January 15, 2021 (Inception) Through June 30, 2021	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FORUM MERGER IV CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$625,062	$1,524,181
Prepaid expenses	293,188	459,063
Total Current Assets	918,250	1,983,244

Marketable securities held in Trust Account	336,785,117	336,041,292
TOTAL ASSETS	$337,703,367	$338,024,536

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,600,100	$1,067,173
Income tax payable	150,908	—
Due to Sponsor	34	34
Total Current Liabilities	1,751,042	1,067,207

Warrant liabilities	1,903,195	7,093,726
Deferred underwriting fee payable	11,760,528	11,760,528
Total Liabilities	15,414,765	19,921,461

Commitments and Contingencies
Class A common stock subject to possible redemption, 33,601,509 shares at $10.00 per share redemption value at June 30, 2022 and December 31, 2021	336,374,787	336,015,090

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,002,030 issued and outstanding (excluding 33,601,509 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	100	100
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 8,400,377 shares issued and outstanding at June 30, 2022 and December 31, 2021	840	840
Additional paid-in capital	—	—
Accumulated deficit	(14,087,125)	(17,912,955)
Total Stockholders’ Deficit	(14,086,185)	(17,912,015)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$337,703,367	$338,024,536

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from January 15, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
General and administrative expenses	$627,573	$631,963	$1,597,921	$655,676
Loss from operations	(627,573)	(631,963)	(1,597,921)	(655,676)

Other income (expense):
Interest earned on marketable securities held in Trust Account	680,423	8,378	743,825	9,136
Transaction costs allocated to the Warrants	—	—	—	(399,286)
Change in fair value of warrant liabilities	2,249,230	(4,541,714)	5,190,531	(3,849,643)
Total other income (expense), net	2,929,653	(4,533,336)	5,934,356	(4,239,793)

Income (loss) before provision for income taxes	2,302,080	(5,165,299)	4,336,435	(4,895,469)
Provision for income taxes	(150,908)	—	(150,908)	—
Net income (loss)	$2,151,172	$(5,165,299)	$4,185,527	$(4,895,469)

Weighted average shares outstanding, Class A common stock	34,603,539	34,603,539	34,603,539	20,845,505
Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.12)	$0.10	$(0.17)

Weighted average shares outstanding, Class B common stock	8,400,377	8,400,377	8,400,377	8,042,396
Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.12)	$0.10	$(0.17)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,002,030	$100	8,400,377	$840	$—	$(17,912,955)	$(17,912,015)

Net income	—	—	—	—	—	2,034,355	2,034,355

Balance – March 31, 2022	1,002,030	100	8,400,377	840	—	(15,878,600)	(15,877,660)

Accretion of Class A common stock to redemption value	—	—	—	—	—	(359,697)	(359,697)

Net income	—	—	—	—	—	2,151,172	2,151,172

Balance – June 30, 2022	1,002,030	$100	8,400,377	$840	$—	$(14,087,125)	$(14,086,185)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 15, 2021
(INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Sale of 1,002,030 Private Placement Unit, net of Private Placement Warrant liability	1,002,030	100	—	—	9,809,773	—	9,809,873

Forfeiture of Founder Shares	—	—	(224,623)	(23)	23	—	—

Accretion for Class A common stock to redemption value	—	—	—	—	(9,833,933)	(15,821,870)	(25,655,803)

Net income	—	—	—	—	—	269,830	269,830

Balance – March 31, 2021	1,002,030	100	8,400,377	840	—	(15,552,040)	(15,551,100)

Net loss	—	—	—	—	—	(5,165,299)	(5,165,299)

Balance – June 30, 2021	1,002,030	$100	8,400,377	$840	$—	$(20,717,339)	$(20,716,399)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from January 15, 2021 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,185,527	$(4,895,469)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,190,531)	3,849,643
Transaction costs allocable to Warrants	—	399,286
Interest earned on marketable securities held in Trust Account	(743,825)	(9,136)
Changes in operating assets and liabilities:
Prepaid expenses	165,875	(650,431)
Accrued expenses	532,927	410,000
Income tax payable	150,908	—
Due to Sponsor	—	675,038
Repayment of due to Sponsor	—	(658,306)
Net cash used in operating activities	(899,119)	(879,375)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(336,015,090)
Net cash used in investing activities	—	(336,015,090)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	329,294,790
Proceeds from sale of Private Placement Units	—	10,020,300
Proceeds from Promissory Note – related party	—	110,000
Repayment of Promissory Note – related party	—	(110,000)
Payment of offering costs	—	(517,944)
Net cash provided by financing activities	—	338,822,146

Net Change in Cash	(899,119)	1,927,681
Cash – Beginning of period	1,524,181	—
Cash – End of period	$625,062	$1,927,681

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$11,760,528
Forfeiture of Founder Shares	$—	$(23)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $625,062 in its operating bank account, $336,785,117 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $422,462, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of June 30, 2022, $770,027 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s public Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$336,015,090
Less:
Proceeds allocated to Public Warrants	(7,056,317)
Class A common stock issuance costs	(18,599,486)
Plus:
Accretion of carrying value to redemption value	25,655,803
Class A common stock subject to possible redemption, 12/31/2021	$336,015,090
Accretion of carrying value to redemption value	359,697
Class A common stock subject to possible redemption, 06/30/2022	$336,374,787

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 3.48% and 0.0% for the three months ended June 30, 2022 and 2021, respectively, and 3.48% and 0.0% for the six months ended June 30, 2022 and for the period from January 15, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022, and for the period from January 15, 2021 (inception) through June 30, 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,650,885 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then shared in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,730,962	$420,210	$(4,156,310)	$(1,008,989)
Denominator:
Basic and diluted weighted average shares outstanding	34,603,539	8,400,377	34,603,539	8,400,377
Basic and diluted net income (loss) per common share	$0.05	$0.05	$(0.12)	$(0.12)

	For the Six Months Ended June 30,		For the Period from January 15, 2021 (inception) Through June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$3,367,927	$817,600	$(3,532,570)	$(1,362,899)
Denominator:
Basic and diluted weighted average shares outstanding	34,603,539	8,400,377	20,845,505	8,042,396
Basic and diluted net income (loss) per common share	$0.10	$0.10	$(0.17)	$(0.17)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

As of June 30, 2022, substantially all of assets held in the Trust Account were held in U.S Treasury Bills. As of December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. During the period January 1, 2021, to June 30, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 9).

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. We expect to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on our condensed financial statements.

Besides the above, our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $30,000 per month for 24 months, or $720,000 in the aggregate, for office space, utilities and secretarial and administrative support (which payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $720,000 in the aggregate). For the three and six months ended June 30, 2022, the Company incurred and paid $90,000 and $180,000 in fees for these services, respectively. For the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021, the Company incurred and paid $90,000 and $98,000 in fees for these services, respectively.

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,200,000 of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Due to Sponsor

The Sponsor advanced $675,038 to the Company in anticipation of the amount to be paid for the purchase of additional Private Placement Units in the event the underwriters’ exercise their over-allotment option. The advance is non-interest bearing and due on demand. As of June 30, 2022 and December 31, 2021, an aggregate of $34 remains outstanding.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,002,030 shares of Class A common stock issued and outstanding, and 33,601,509 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On January 28, 2021, the Sponsor purchased an aggregate of 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.003 per share. As a result of the underwriters’ election to partially exercise their over-allotment option on March 30, 2021, a total of 224,623 shares of Class B common stock were forfeited and 900,377 shares of Class B common stock are no longer subject to forfeiture, resulting in an aggregate of 8,400,377 shares of Class B common stock issued and outstanding as of June 30, 2022 and December 31, 2021.

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

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there were 8,400,377 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022 and December 31, 2021, there were 250,507 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 8). Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2022, assets held in the Trust Account were comprised of $1,751 in cash and $336,783,366 invested marketable securities invested in U.S. Treasury Bills. Total investments in marketable securities as of June 30, 2022 is $336,785,117 during the six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $98 in cash and $336,041,292 money market funds that primarily invested in U.S. Treasury securities at fair market value. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
June 30, 2022	U.S. Treasury Securities (Matures on 08/09/22)	1	$336,783,366	$(144,570)	$336,638,796

Description	Level	December 31, 2021
Assets:
Investments and Cash held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$336,041,292

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022
Liabilities:
Warrant Liability – Public Warrants	1	$1,848,083
Warrant Liability – Private Placement Warrants	2	$55,112

Description	Level	December 31, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$6,888,309
Warrant Liability – Private Placement Warrants	2	$205,417

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

At March 22, 2021, the Warrants were valued using a Binomial Lattice Model, which is considered to be a Level 3 fair value measurement. The Binomial Lattice Model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 22, 2021 and December 31, 2021 was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker FMIVW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers made during the three and six months ended June 30, 2022 and during the period ended June 30, 2021, Private Placement Warrants transferred to Level 2.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $2,151,172, which consisted of interest earned on marketable securities held in Trust Account of $680,423 and a gain on the change in fair value of warrants of $2,249,230, offset by general and administrative expenses of $627,573.

For the six months ended June 30, 2022, we had a net income of $4,185,527, which consisted of interest earned on marketable securities held in Trust Account of $743,825 and a gain on the change in fair value of warrants of $5,190,531, offset by general and administrative expenses of $1,597,921.

For the three months ended June 30, 2021, we had a net loss of $5,165,299, which consisted of loss on the change in fair value of warrants of $4,541,714, and formation and operating costs of $631,963, offset by interest earned on marketable securities held in Trust Account of $8,378.

For the period from January 15, 2021 (inception) through June 30, 2021, we had a net loss of $4,895,469, which consisted of loss on the change in fair value of warrants of $3,849,643, transaction costs allocated to warrants of $399,286, and formation and operating costs of $655,676, offset by interest earned on marketable securities held in Trust Account of $9,136.

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

For the six months ended June 30, 2022, cash used in operating activities was $899,119. Net income of $4,185,527 was affected by changes in fair value of warrant liabilities of $5,190,531 and interest earned on investments held in Trust Account of $743,825. Changes in operating assets and liabilities provided $849,710 of cash for operating activities.

For the period from January 15, 2021 (inception) through June 30, 2021, cash used in operating activities was $879,375. Net loss of $4,895,469 was affected by transaction costs allocable to warrants of $399,286, change in fair value of warrant liabilities of $3,849,643 and interest earned on investments held in Trust Account of $9,136. Changes in operating assets and liabilities used $223,699 of cash for operating activities.

At June 30, 2022, assets held in the Trust Account were comprised of $1,751 in cash and $336,783,366 invested in U.S. Treasury Bills. Total investments in marketable securities as of June 30, 2022 is $336,785,117. During the six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account. Income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $625,062. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

As of June 30, 2022, we had $625,062 in our operating bank account, $336,785,117 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and a working capital deficit of $422,462, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of June 30, 2022, $770,027 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until March 22, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. Additionally, we may not have sufficient liquidity to fund our working capital needs until one year from the issuance of these condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 22, 2023. We intend to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

We entered into an agreement, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $30,000 per month for 24 months, or $720,000 in the aggregate, for office space, utilities and secretarial and administrative support (which payments will be accelerated if we consummate our initial Business Combination prior to the end of its 24-month term, or $720,000 in the aggregate). For the three and six months ended June 30, 2022, we incurred and paid $90,000 and $180,000 in fees for these services, respectively. For the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021, we incurred and paid $90,000 and $98,000 in fees for these services, respectively.

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

Due to Sponsor

The Sponsor advanced $675,038 to us in anticipation of the amount to be paid for the purchase of additional Private Placement Units in the event the underwriters’ exercise their over-allotment option. The advance is non-interest bearing and due on demand. As of June 30, 2022, $34 remains outstanding.

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

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. We expect to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on our condensed financial statements.

Besides the above, our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

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

PART III - SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM MERGER IV CORPORATION

Date: August 11, 2022	By:	/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director
(Principal Financial and Accounting Officer)