Form 10-Q
period 2022-09-30
Forum Merger IV Corp
filed 2022-11-10
CIK 1842916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 34,603,539 shares of Class A common stock, $0.0001 par value, and 8,400,377 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORUM MERGER IV CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2022, for the Three Months ended September 30, 2021 and for the Period from January 15, 2021 (Inception) Through September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months ended September 30, 2022, for the Three Months ended September 30, 2021 and for the Period from January 15, 2021 (Inception) Through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022 and for the Period from January 15, 2021 (Inception) Through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Part III. Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FORUM MERGER IV CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$125,962	$1,524,181
Prepaid expenses	220,500	459,063
Total Current Assets	346,462	1,983,244

Marketable securities held in Trust Account	337,975,968	336,041,292
TOTAL ASSETS	$338,322,430	$338,024,536

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,665,960	$1,067,173
Income tax payable	319,418	—
Due to Sponsor	34	34
Total Current Liabilities	1,985,412	1,067,207

Warrant liabilities	519,053	7,093,726
Deferred underwriting fee payable	11,760,528	11,760,528
Total Liabilities	14,264,993	19,921,461

Commitments and Contingencies
Class A common stock subject to possible redemption, 33,601,509 shares at $10.05 and $10.00, per share redemption value at September 30, 2022 and December 31, 2021, respectively	337,601,028	336,015,090

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,002,030 issued and outstanding (excluding 33,601,509 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	100	100
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 8,400,377 shares issued and outstanding at September 30, 2022 and December 31, 2021	840	840
Additional paid-in capital	—	—
Accumulated deficit	(13,544,531)	(17,912,955)
Total Stockholders’ Deficit	(13,543,591)	(17,912,015)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$338,322,430	$338,024,536

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from January 15, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
General and administrative expenses	$892,693	$674,576	$2,490,614	$1,330,252
Loss from operations	(892,693)	(674,576)	(2,490,614)	(1,330,252)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,664,896	8,471	2,408,721	17,607
Transaction costs allocable to the Warrants	—	—	—	(399,286)
Change in fair value of warrant liabilities	1,384,142	2,032,958	6,574,673	(1,816,685)
Total other income (expense), net	3,049,038	2,041,429	8,983,394	(2,198,364)

Income (loss) before provision for income taxes	2,156,345	1,366,853	6,492,780	(3,528,616)
Provision for income taxes	387,510	—	538,418	—
Net income (loss)	$1,768,835	$1,366,853	$5,954,362	$(3,528,616)

Weighted average shares outstanding, Class A common stock	34,603,539	34,603,539	34,603,539	25,637,563
Basic and diluted net income (loss) per share, Class A common stock	$0.04	$0.03	$0.14	$(0.10)

Weighted average shares outstanding, Class B common stock	8,400,377	8,400,377	8,400,377	8,170,048
Basic and diluted net income (loss) per share, Class B common stock	$0.04	$0.03	$0.14	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,002,030	$100	8,400,377	$840	$—	$(17,912,955)	$(17,912,015)

Net income	—	—	—	—	—	2,034,355	2,034,355

Balance – March 31, 2022	1,002,030	100	8,400,377	840	—	(15,878,600)	(15,877,660)

Accretion of Class A common stock to redemption value	—	—	—	—	—	(359,697)	(359,697)

Net income	—	—	—	—	—	2,151,172	2,151,172

Balance – June 30, 2022	1,002,030	100	8,400,377	840	—	(14,087,125)	(14,086,185)

Accretion of Class A common stock to redemption value	—	—	—	—	—	(1,226,241)	(1,226,241)

Net income	—	—	—	—	—	1,768,835	1,768,835

Balance –September 30, 2022	1,002,030	$100	8,400,377	$840	$—	$(13,544,531)	$(13,543,591)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 15, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Sale of 1,002,030 Private Placement Unit, net of Private Placement Warrant liability	1,002,030	100	—	—	9,809,773	—	9,809,873

Forfeiture of Founder Shares	—	—	(224,623)	(23)	23	—	—

Accretion for Class A common stock to redemption value	—	—	—	—	(9,833,933)	(15,821,870)	(25,655,803)

Net income	—	—	—	—	—	269,830	269,830

Balance – March 31, 2021	1,002,030	100	8,400,377	840	—	(15,552,040)	(15,551,100)

Net loss	—	—	—	—	—	(5,165,299)	(5,165,299)

Balance – June 30, 2021	1,002,030	100	8,400,377	840	$—	(20,717,339)	(20,716,399)

Net income	—	—	—	—	—	1,366,853	1,366,853

Balance – September 30, 2021	1,002,030	$100	8,400,377	$840	$—	$(19,350,486)	$(19,349,546)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from January 15, 2021 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,954,362	$(3,528,616)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,574,673)	1,816,685
Transaction costs allocable to Warrants	—	399,286
Interest earned on marketable securities held in Trust Account	(2,408,721)	(17,607)
Changes in operating assets and liabilities:
Prepaid expenses	238,563	(545,642)
Accrued expenses	598,787	779,433
Income tax payable	319,418	—
Due to Sponsor	—	675,038
Repayment of due to Sponsor	—	(675,004)
Net cash used in operating activities	(1,872,264)	(1,096,427)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(336,015,090)
Cash withdrawn from Trust Account to pay franchise and income taxes	474,045	—
Net cash provided by (used in) investing activities	474,045	(336,015,090)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	329,294,790
Proceeds from sale of Private Placement Units	—	10,020,300
Proceeds from Promissory Note – related party	—	110,000
Repayment of Promissory Note – related party	—	(110,000)
Payment of offering costs	—	(517,944)
Net cash provided by financing activities	—	338,822,146

Net Change in Cash	(1,398,219)	1,710,629
Cash – Beginning of period	1,524,181	—
Cash – End of period	$125,962	$1,710,629

Supplemental Cash Flow information:
Cash paid for income taxes	$219,000	$—

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$11,760,528
Forfeiture of Founder Shares	$—	$(23)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $125,962 in its operating bank account, $337,975,968 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $995,261, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2022, $1,960,878 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s public Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$336,015,090
Less:
Proceeds allocated to Public Warrants	(7,056,317)
Class A common stock issuance costs	(18,599,486)
Plus:
Accretion of carrying value to redemption value	25,655,803
Class A common stock subject to possible redemption, December 31, 2021	$336,015,090
Accretion of carrying value to redemption value	1,585,938
Class A common stock subject to possible redemption, September 30, 2022	$337,601,028

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 17.97% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 8.29% and 0.00% for the nine months ended September 30, 2022 and for the period from January 15, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, and for the period from January 15, 2021 (inception) through September 30, 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,650,885 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then shared in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,423,311	$345,524	$1,099,852	$267,001
Denominator:
Basic and diluted weighted average shares outstanding	34,603,539	8,400,377	34,603,539	8,400,377
Basic and diluted net income per common share	$0.04	$0.04	$0.03	$0.03

	For the Nine Months Ended September 30,		For the Period from January 15, 2021 (inception) Through September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$4,791,238	$1,163,124	$(2,675,880)	$(852,736)
Denominator:
Basic and diluted weighted average shares outstanding	34,603,539	8,400,377	25,637,563	8,170,048
Basic and diluted net income (loss) per common share	$0.14	$0.14	$(0.10)	$(0.10)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

As of September 30, 2022, substantially all of assets held in the Trust Account were held in U.S Treasury Bills. As of December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. During the period January 1, 2022, to September 30, 2022, the Company had withdrawn $474,045 of interest income from the Trust Account to pay its taxes.

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

SEPTEMBER 30, 2022

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $30,000 per month for 24 months, or $720,000 in the aggregate, for office space, utilities and secretarial and administrative support (which payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $720,000 in the aggregate). For the three and nine months ended September 30, 2022, the Company incurred and paid $90,000 and $270,000 in fees for these services, respectively. For the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, the Company incurred and paid $90,000 and $188,000 in fees for these services, respectively.

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,200,000 of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Due to Sponsor

The Sponsor advanced $675,038 to the Company in anticipation of the amount to be paid for the purchase of additional Private Placement Units in the event the underwriters’ exercise their over-allotment option. The advance is non-interest bearing and due on demand. As of September 30, 2022 and December 31, 2021, an aggregate of $34 remains outstanding.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 1,002,030 shares of Class A common stock issued and outstanding, and 33,601,509 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On January 28, 2021, the Sponsor purchased an aggregate of 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.003 per share. As a result of the underwriters’ election to partially exercise their over-allotment option on March 30, 2021, a total of 224,623 shares of Class B common stock were forfeited and 900,377 shares of Class B common stock are no longer subject to forfeiture, resulting in an aggregate of 8,400,377 shares of Class B common stock issued and outstanding as of September 30, 2022 and December 31, 2021.

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

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 8,400,377 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, there were 250,507 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 8). Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022, assets held in the Trust Account were comprised of $44,063 in cash and $337,931,905 invested marketable securities invested in U.S. Treasury Bills. U.S. Treasury Bills are held to maturity debt securities and are accordingly carried at amortized cost. Total investments in marketable securities as of September 30, 2022 is $337,975,968, during the nine months ended September 30, 2022, the Company had withdrawn $474,045 of interest income from the Trust Account to pay its taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $98 in cash and $336,041,292 money market funds that primarily invested in U.S. Treasury securities at fair market value. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its taxes.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The following table presents information about the Company’s assets that are measured on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
September 30, 2022	U.S. Treasury Securities (Matures on 08/09/22)	1	$337,931,905	$(37,555)	$337,894,350

Description	Level	December 31, 2021
Assets:
Investments and Cash held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$336,041,292

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022
Liabilities:
Warrant Liability – Public Warrants	2	$504,023
Warrant Liability – Private Placement Warrants	2	$15,030

Description	Level	December 31, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$6,888,309
Warrant Liability – Private Placement Warrants	2	$205,417

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. As of September 30, 2022 the Public Warrants were classified as Level 2 in the fair value hierarchy due to low trading volume. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2022 was $504,023. During the period ended September 30, 2021, Private Placement Warrants were transferred from Level 3 to Level 2.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,768,835, which consisted of interest earned on marketable securities held in Trust Account of $1,664,896 and a gain on the change in fair value of warrants of $1,384,142, offset by general and administrative expenses of $892,693.

For the nine months ended September 30, 2022, we had a net income of $5,954,362, which consisted of interest earned on marketable securities held in Trust Account of $2,408,721 and a gain on the change in fair value of warrants of $6,574,673, offset by general and administrative expenses of $2,490,614.

For the three months ended September 30, 2021, we had a net income of $1,366,853, which consisted of a change in fair value of warrants of $2,032,958 and interest earned on marketable securities held in Trust Account of $8,471, offset by operating costs of $674,576.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,872,264. Net income of $5,954,362 was affected by changes in fair value of warrant liabilities of $6,574,673 and interest earned on investments held in Trust Account of $2,408,721. Changes in operating assets and liabilities provided $888,019 of cash for operating activities.

For the period from January 15, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,096,427. Net loss of $3,528,616 was affected by transaction costs allocable to warrants of $399,286, change in fair value of warrant liability of $1,816,685 and interest earned on marketable securities held in Trust Account of $17,607. Changes in operating assets and liabilities provided $233,825 of cash for operating activities

At September 30, 2022, assets held in the Trust Account were comprised of $44,062 in cash and $337,931,905 invested in U.S. Treasury Bills. Total investments in marketable securities as of September 30, 2022 is $337,975,968. During the nine months ended September 30, 2022, the Company had withdrawn $474,045 of interest income from the Trust Account. Income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $125,962. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

As of September 30, 2022, we had $125,962 in our operating bank account, $337,975,968 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and a working capital deficit of $995,261, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2022, $1,960,878 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

We entered into an agreement, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $30,000 per month for 24 months, or $720,000 in the aggregate, for office space, utilities and secretarial and administrative support (which payments will be accelerated if we consummate our initial Business Combination prior to the end of its 24-month term, or $720,000 in the aggregate). For the three and nine months ended September 30, 2022, we incurred and paid $90,000 and $270,000 in fees for these services, respectively. For the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, we incurred and paid $90,000 and $188,000 in fees for these services, respectively.

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

Due to Sponsor

The Sponsor advanced $675,038 to us in anticipation of the amount to be paid for the purchase of additional Private Placement Units in the event the underwriters’ exercise their over-allotment option. The advance is non-interest bearing and due on demand. As of September 30, 2022, $34 remains outstanding.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except for the following:

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Initial Public Offering on March 22, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 19 months after the effective date of our Initial Public Offering, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in Trust Account included approximately $1,664,896 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, or March 17, 2021, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account , we will likely receive minimal interest, if any, on the funds held in the Trust Account , which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by March 22, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise, (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the Trust Account due to a failure to complete an initial business combination within the requisite timeframe.

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

FORUM MERGER IV CORPORATION

Date: November 10, 2022	By:	/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director
(Principal Financial and Accounting Officer)