Form 10-K
period 2022-12-31
Forum Merger IV Corp
filed 2023-03-31
CIK 1842916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2022, computed by reference to the closing price of the units reported on the Nasdaq Stock Market LLC on such date, was approximately $330,603,571.43.

As of March 31, 2023, there were 7,363,329 shares of Class A common stock, par value $0.0001, and 8,400,377 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

●	Middle-Market Businesses. We intend to seek to acquire one or more businesses with an aggregate enterprise value of approximately $500 million to $5 billion or more, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies. Although we have no commitment as of the date of the initial public offering (as defined below), we will likely need to issue a substantial number of additional shares of Class A common stock or shares of preferred stock, or a combination thereof, either to sellers of a target company or to investors that will provide us capital, to complete a business combination. We believe that the middle market segment provides the greatest number of opportunities for investment. This segment is where we believe we have the strongest network to identify the greatest number of attractive opportunities.

●	Companies Which Have Strong Public Comparables. We intend to seek to acquire one or more businesses where strong public comparables exist. The existence of public companies which operate in similar industry sectors or have similar operating metrics to a potential target business will be important in helping to establish that the valuation of our initial business combination is attractive relative to such public companies.

●	Established Companies with Proven Track Records. We intend to seek to acquire one or more established companies with consistent historical financial performance. We intend to focus on companies with a history of strong operating and financial results and strong fundamentals. We also intend to focus on companies where we are able to gain a clear understanding of their market and growth strategy. We do not currently intend to acquire start-up companies or companies with recurring negative free cash flow.

●	Companies with Proven Revenue and Earnings Growth or Potential for Revenue and Earnings Growth. We intend to seek to acquire one or more businesses that have achieved or have the potential for significant revenue and earnings growth through a combination of organic growth, synergistic add-on acquisitions, new product markets and geographies, increased production capacity, expense reduction and increased operating leverage. We intend to focus on companies that have a scalable, capital efficient business model, operate in industries that have strong barriers to entry and have a sustainable competitive advantage in an attractive industry.

●	Experienced Management Team. We intend to seek to acquire one or more businesses with a strong, driven and experienced management team that provides a platform for us to further develop the acquired business’s management capabilities. We may also seek to partner with a potential target’s management team where the operating and financial abilities of our executive team and board could complement their own capabilities.

●	Sectors Exhibiting Secular Growth or with Potential for Cyclical Uptick. We intend to focus on acquisition targets in sectors which exhibit positive secular growth or potential for near-term cyclical uptick. We plan to identify sectors that have demonstrated strong positive growth in recent years, possess drivers for continued growth and are strategically positioned to benefit from upswings in their respective industry cycles.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly-traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly-traded company.

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

As of December 31, 2022, there was $340,048,153 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $1,059,920. As of December 31, 2022, we have not withdrawn any interest earned from the trust account to pay taxes.

Extension

Our initial public offering prospectus and amended and restated certificate of incorporation provided that we had until March 22, 2023 (the date which was 24 months after the consummation of the initial public offering) to complete an initial business combination. As stated in the Current Report on Form 8-K filed with SEC on March 9, 2023, we held a special meeting of stockholders and approved a proposal to amend (the “Extension Amendment”) our amended and restated certificate of incorporation to extend the date (the “completion window”, and any extensions of that date pursuant to the Extension Amendment Proposal, an “Extension”) by which we have to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from March 22, 2023 (the “Current Outside Date”) to April 22, 2023 or such earlier date as determined by our board of directors, and such later date, the “Extended Date,” and to allow us, without another stockholder vote, to elect to extend the completion window to consummate a business combination on a monthly basis up to seven times by an additional one month each time after the Extended Date, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable completion window, until November 22, 2023 (each, an “Additional Charter Extension Date”) or a total of up to eight months after the Current Outside Date, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment Proposal”). In connection with the approval of the Extension, stockholders elected to redeem an aggregate of 27,240,210 public shares, of which we paid cash from the trust account in the aggregate amount of approximately $276,640,526.86 (approximately $10.16 per share) to redeeming stockholders.

Extension Promissory Note

We agreed to deposit from our working capital account into the trust account, for each such Additional Charter Extension Date, the lesser of (a) $175,000 or (b) $0.05 for each public share then outstanding, which we agreed to deposit into the trust account at the beginning of each month (the “Monthly Deposit”), for an aggregate deposit of up to the lesser of (a) $1,225,000 or (b) $0.05 for each public share then outstanding (if all additional extensions are exercised) (the “Extension Deposits”). In the event our working capital account has been depleted, the Sponsor, or one or more of its affiliates, members of third party designees (collectively, the “Lender”)) agreed to lend us the Monthly Deposit in the form of a non-interest bearing, unsecured promissory note (the “Note”), which we agreed to deposit into the trust account. If we complete a business combination and have borrowed money from the Lender under the Note, we will, at the option of the Lender, repay the amounts loaned under the Note or convert a portion or all of the amounts loaned under such Note into units of the post-business combination entity at a price of $10.00 per unit at the option of the Lender, which units will be identical to the private placement units. Additionally, if we do not complete a business combination by the Extended Date (or Additional Charter Extension Date, if applicable), and a Note has been issued to us by the Lender, such Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. If the Sponsor designates a third party as Lender, we may negotiate with the Lender and vary the terms of the Note and its conversion, issue securities and pay certain fees to the Lender in connection with the Note. In the event our working capital account has been depleted, the Lender agreed to lend us the Monthly Deposit in the form of the Note, which we shall deposit into the trust account.

Letter of Intent

As disclosed in a Current Report on Form 8-K filed with the SEC on February 14, 2023, we have entered into a letter of intent with a target (the “LOI Target”) that is non-binding with respect to all its material terms, except with respect to provisions regarding a limited period of exclusivity. We are currently in discussions with the LOI Target to extend the limited period of exclusivity in the letter of intent. The LOI Target is a profitable and growing company in the online gaming industry, providing its customers with an expansive portfolio of digital gaming products and services. Subject to completion of its related audit, for the calendar year ended December 31, 2022, the LOI Target expects adjusted revenue in excess of $300 million and expects adjusted EBITDA margins of approximately 30%. The LOI Target also expects strong free cash flow conversion for fiscal year 2023 substantially in excess of 2022 levels. The execution and negotiation of a definitive business combination agreement is subject to several conditions, including the completion of due diligence, securing certain concurrent financing and negotiation and preparation of related definitive documentation. We cannot assure stockholders that it will be able to enter into a definitive business combination agreement with the LOI Target on terms acceptable to us or the LOI Target prior to the Extended Date. In the event we and the LOI Target enter into a business combination agreement and related definitive documents, we can also not provide any assurance that the business combination agreement will be consummated prior to the Extended Date.

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

Amendments to Facilitate the Consummation of an Initial Business Combination

On March 7, 2023, we held a special meeting of stockholders and approved four proposals to amend our amended and restated certificate of incorporation that will facilitate the consummation of an initial business combination.

The first amendment extended the date by which we have to consummate an initial business combination from March 22, 2023 to April 22, 2023 or such earlier date as determined by our board of directors, and to allow us, without another stockholder vote, to elect to extend the completion window to consummate a business combination on a monthly basis up to seven times by an additional one month each time after the Extended Date, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable completion window, until November 22, 2023 or a total of up to eight months after the Current Outside Date, unless the closing of a business combination shall have occurred prior thereto. The purpose of the Extension Amendment is to allow us sufficient time to complete its initial business combination.

The second amendment (the “Founder Share Amendment”) provided holders of Class B common stock the right to convert any and all their Class B common stock into Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder. The purpose of the Founder Share Amendment is to allow us to convert the founder shares at any point in time prior to the business combination and give us further flexibility to retain stockholders and meet Nasdaq continued listing requirements following any stockholder redemptions.

The third amendment (the “Redemption Limitation Amendment”) deleted the limitation that we shall not redeem public shares that would cause our net tangible assets to be less than $5,000,001 following such redemptions. The purpose of the Redemption Limitation Amendment is to eliminate the requirement that we have at least $5,000,001 in tangible net assets (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act) in order to consummate the business combination.

The fourth amendment (the “Liquidation Amendment”) permitted our board of directors, in its sole discretion, to elect to wind up our operations on an earlier date than the Extended Date (including prior to the Current Outside Date or an Additional Charter Extension Date, as applicable) as determined by our board of directors and included in a public announcement. The purpose of the Liquidation Amendment is to enable our board of directors, in its sole discretion, to liquidate the trust account and dissolve in accordance with applicable law and to redeem all public shares on a specified date following the filing of the amendment to the amended and restated certificate of incorporation and prior to the Extended Date (or Additional Charter Extension Date, if applicable) (including a date prior to the Current Outside Date), after taking into account various factors, including, but not limited to, the prospect of identifying a target and negotiating and consummating a business combination prior to the Extended Date (or Additional Charter Extension Date, if applicable), as well as the planned implementation of the Excise Tax (as defined herein) beginning in 2023.

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

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.11 per public share as of December 31, 2022. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amendment to the amended and restated certificate of incorporation provides that we will have until April 22, 2023, or the Extended Date, if applicable, to complete our initial business combination. If we are unable to complete our initial business combination by April 22, 2023, or the Extended Date, if applicable, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 22, 2023, or the Extended Date, if applicable.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Risk Factor Summary

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination by April 22, 2023, or the Extended Date, if applicable, may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination by April 22, 2023, or the Extended Date, if applicable, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of the initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least until April 22, 2023, or the Extended Date, if applicable, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

●	Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, we will instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest-bearing bank deposit account.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

Pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares and private placement shares held by them and any public shares they may acquire during or after the initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. Our initial stockholders own shares representing 58.58% of our outstanding shares of common stock (not including the shares of Class A common stock underlying the private placement units). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

The requirement that we complete our initial business combination by April 22, 2023, or the Extended Date, if applicable, may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by April 22, 2023, or the Extended Date, if applicable. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to complete our initial business combination by April 22, 2023, or the Extended Date, if applicable, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least until April 22, 2023, or the Extended Date, if applicable, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the private placement units, only $1,850,000 were available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least until April 22, 2023, or the Extended Date, if applicable; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,200,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of the initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 22, 2023, or the Extended Date, if applicable, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 22, 2023, or the Extended Date, if applicable, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. After the initial public offering, there were 56,745,576 and 1,599,623 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. Immediately after the consummation of the initial public offering, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of the initial public offering prospectus entitled “Management–-Conflicts of Interest.” In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for an initial business combination as set forth in the section of the initial public offering prospectus entitled “Proposed Business–-Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent valuation or appraisal firm, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

On March 7, 2023, we held a special meeting of stockholders and approved the Extension Amendment to extend the date by which we have to consummate an initial business combination from March 22, 2023 to April 22, 2023 or such earlier date as determined by our board of directors and to allow us, without another stockholder vote, to elect to extend the completion window to consummate a business combination on a monthly basis up to seven times by an additional one month each time after the Extended Date, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable completion window, until November 22, 2023 or a total of up to eight months after the Current Outside Date, unless the closing of a business combination shall have occurred prior thereto. In connection with the Extension, we agreed to deposit from our working capital account into the trust account, for each such Additional Charter Extension Date, the lesser of (a) $175,000 or (b) $0.05 for each public share then outstanding, which we agreed to deposit into the trust account at the beginning of each month, for an aggregate deposit of up to the lesser of (a) $1,225,000 or (b) $0.05 for each public share then outstanding (if all additional extensions are exercised). In the event our working capital account has been depleted, the Lender agreed to lend us the Monthly Deposit in the form of a non-interest bearing, unsecured promissory note, which we agreed to deposit into the trust account. If we complete a business combination and have borrowed money from the Lender under the Note, we will, at the option of the Lender, repay the amounts loaned under the Note or convert a portion or all of the amounts loaned under such Note into units of the post-business combination entity at a price of $10.00 per unit at the option of the Lender, which units will be identical to the private placement units. Additionally, if we do not complete a business combination by the Extended Date (or Additional Charter Extension Date, if applicable), and a Note has been issued to us by the Lender, such Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. If the Sponsor designates a third party as Lender, we may negotiate with the Lender and vary the terms of the Note and its conversion, issue securities and pay certain fees to the Lender in connection with the Note. In the event our working capital account has been depleted, the Lender agreed to lend us the Monthly Deposit in the form of the Note, which we shall deposit into the trust account.

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

Of the net proceeds from the initial public offering and the sale of the private placement units, approximately $52,842,245 is available to complete our initial business combination and pay related fees and expenses (which includes 11,760,528 for the payment of deferred underwriting commissions).

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders or warrantholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

We have amended our amended and restated certificate of incorporation to extend the time we have to consummate our initial business combination beyond 24 months from the closing of the initial public offering which was approved by a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve such amendment when a quorum is present. Our amended and restated certificate of incorporation also provides that any of its other provisions related to pre-initial business combination activity (and the corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least 65% of our common stock, which are lower amendment thresholds than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that we may amend our amended and restated certificate of incorporation to extend the time we have to consummate our initial business combination beyond 24 months from the closing of the initial public offering if such amendment is approved by a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve such amendment when a quorum is present. Our initial public offering prospectus and amended and restated certificate of incorporation provided that we had until March 22, 2023 (the date which was 24 months after the consummation of the initial public offering) to complete an initial business combination. As stated in the Current Report on Form 8-K filed with SEC on March 9, 2023, we held a special meeting of stockholders and approved the Extension Amendment to extend the date by which we have to consummate an initial business combination from March 22, 2023 to April 22, 2023 or such earlier date as determined by our board of directors and to allow us, without another stockholder vote, to elect to extend the completion window to consummate a business combination on a monthly basis up to seven times by an additional one month each time after the Extended Date, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable completion window, until November 22, 2023 or a total of up to eight months after the Current Outside Date, unless the closing of a business combination shall have occurred prior thereto. In connection with the approval of the Extension, stockholders elected to redeem an aggregate of 27,240,210 public shares, of which we paid cash from the trust account in the aggregate amount of approximately $276,640,526.86 (approximately $10.16 per share) to redeeming stockholders.

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

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of the initial public offering and the sale of the private placement units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

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

General Risk Factors

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, we have determined that if the Company is unable to complete a business combination by April 22, 2023, or the Extended Date, if applicable, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

Included on our balance sheet as of December 31, 2022 are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the Excise Tax, including with respect to some transactions in which special purpose acquisition companies (each a “SPAC”) typically engage. In the notice, the Treasury appears to have intended to exempt from the excise tax any distributions, including those that occur in connection with redemptions, by a corporation in the same year it completely liquidates, but the guidance is not clearly drafted and arguably could be interpreted to have a narrower application. Consequently, a substantial risk remains that any redemptions would be subject to the Excise Tax, including in circumstances where we either engage in a business combination in 2023 in which we do not issue shares sufficient to offset the earlier redemptions or liquidate later in 2023.

Because the application of the Excise Tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder, and the mechanics of any required payment of the Excise Tax have not yet been determined. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, we will instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest-bearing bank deposit account.

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

To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our initial public offering in March 2021 and have operated as a blank check company searching for a target business with which to consummate a business combination since such time (or approximately 23 months after the effective date of our initial public offering, as of the date of this Annual Report on Form 10-K). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company if the SPAC Rule Proposals are adopted as proposed. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we will, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, or March 17, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing bank deposit account (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.0% per annum.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in an interest-bearing bank deposit account.

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

Holders

As of March 31, 2023, there were three holders of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors set forth under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Extension

Our initial public offering prospectus and amended and restated certificate of incorporation provided that we had until March 22, 2023 (the date which was 24 months after the consummation of the initial public offering) to complete an initial business combination. As stated in the Current Report on Form 8-K filed with SEC on March 9, 2023, we held a special meeting of stockholders and approved the Extension Amendment to extend the date by which we have to consummate an initial business combination from March 22, 2023 to April 22, 2023 or such earlier date as determined by our board of directors and to allow us, without another stockholder vote, to elect to extend the completion window to consummate a business combination on a monthly basis up to seven times by an additional one month each time after the Extended Date, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable completion window, until November 22, 2023 or a total of up to eight months after the Current Outside Date, unless the closing of a business combination shall have occurred prior thereto. In connection with the approval of the Extension, stockholders elected to redeem an aggregate of 27,240,210 public shares, of which we paid cash from the trust account in the aggregate amount of approximately $276,640,526.86 (approximately $10.16 per share) to redeeming stockholders.

Extension Promissory Note

We agreed to deposit from our working capital account into the trust account, for each such Additional Charter Extension Date, the lesser of (a) $175,000 or (b) $0.05 for each public share then outstanding, which we agreed to deposit into the trust account at the beginning of each month, for an aggregate deposit of up to the lesser of (a) $1,225,000 or (b) $0.05 for each public share then outstanding (if all additional extensions are exercised). In the event our working capital account has been depleted, the Lender agreed to lend us the Monthly Deposit in the form of a non-interest bearing, unsecured promissory note, which we agreed to deposit into the trust account. If we complete a business combination and have borrowed money from the Lender under the Note, we will, at the option of the Lender, repay the amounts loaned under the Note or convert a portion or all of the amounts loaned under such Note into units of the post-business combination entity at a price of $10.00 per unit at the option of the Lender, which units will be identical to the private placement units. Additionally, if we do not complete a business combination by the Extended Date (or Additional Charter Extension Date, if applicable), and a Note has been issued to us by the Lender, such Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. If the Sponsor designates a third party as Lender, we may negotiate with the Lender and vary the terms of the Note and its conversion, issue securities and pay certain fees to the Lender in connection with the Note. In the event our working capital account has been depleted, the Lender agreed to lend us the Monthly Deposit in the form of the Note, which we shall deposit into the trust account.

Letter of Intent

As disclosed in a Current Report on Form 8-K filed with the SEC on February 14, 2023, we have entered into a letter of intent with a target that is non-binding with respect to all its material terms, except with respect to provisions regarding a limited period of exclusivity. We are currently in discussions with the LOI Target to extend the limited period of exclusivity in the letter of intent. The LOI Target is a profitable and growing company in the online gaming industry, providing its customers with an expansive portfolio of digital gaming products and services. Subject to completion of its related audit, for the calendar year ended December 31, 2022, the LOI Target expects adjusted revenue in excess of $300 million and expects adjusted EBITDA margins of approximately 30%. The LOI Target also expects strong free cash flow conversion for fiscal year 2023 substantially in excess of 2022 levels. The execution and negotiation of a definitive business combination agreement is subject to several conditions, including the completion of due diligence, securing certain concurrent financing and negotiation and preparation of related definitive documentation. We cannot assure stockholders that it will be able to enter into a definitive business combination agreement with the LOI Target on terms acceptable to us or the LOI Target prior to the Extended Date. In the event we and the LOI Target enter into a business combination agreement and related definitive documents, we can also not provide any assurance that the business combination agreement will be consummated prior to the Extended Date.

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after our initial public offering) nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $7,642,377, which consisted of interest earned on marketable securities held in the trust account of $5,066,781 and a gain on the change in fair value of warrants of $6,834,200, offset by general and administrative expenses of $3,059,119 and provision for income taxes of $1,199,485.

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

For the year ended December 31, 2022, cash used in operating activities was $2,530,154. Net income of $7,642,377 was affected by changes in fair value of warrant liabilities of $6,834,200 and interest earned on investments held in the trust account of $5,066,781. Changes in operating assets and liabilities provided $1,728,450 of cash for operating activities.

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

On December 31, 2022, assets held in the trust account were comprised of $350 in cash and $339,676,781 invested in U.S. Treasury Bills. Total investments in marketable securities as of December 31, 2022 is $371,022. During the year ended December 31, 2022, the Company had withdrawn $1,059,920 of interest income from the trust account. Income on the balance in the trust account may be used by us to pay taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $53,947. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,200,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The Company may not have sufficient liquidity to fund the working capital needs of the Company. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Going Concern

As of December 31, 2022, we had $53,947 in our operating bank account, $340,048,153 in securities held in the trust account to be used for a business combination or to repurchase or redeem our common stock in connection therewith and a working capital deficit of $1,782,415, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the trust account. As of December 31, 2022, $4,033,063 of the amount on deposit in the trust account represented interest income, which is available to pay our tax obligations.

Until the consummation of a business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until April 22, 2023, or the Extended Date, if applicable, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. Additionally, we may not have sufficient liquidity to fund our working capital needs until one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 22, 2023, or the Extended Date, if applicable. We intend to complete a business combination before the mandatory liquidation date.

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

Administrative Support Agreement

We entered into an agreement, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $30,000 per month for 24 months, or $720,000 in the aggregate, for office space, utilities and secretarial and administrative support (which payments will be accelerated if we consummate our initial business combination prior to the end of our 24-month term, or $720,000 in the aggregate). For the year ended December 31, 2022, we incurred $360,000 and paid $330,000 in fees for these services, of which $30,000 is included in accrued expenses in the accompanying balance sheet. For the period from January 15, 2021 (inception) through December 31, 2021, we incurred $278,000 and paid $308,000 in fees for these services, of which $30,000 is included in prepaid expenses in the accompanying balance sheet.

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

Due to Sponsor

The Sponsor advanced $675,038 to us in anticipation of the amount to be paid for the purchase of additional private placement units in the event the underwriters’ exercise their over-allotment option. The advance is non-interest bearing and due on demand. As of December 31, 2022, $34 remains outstanding.

Indemnification Advances

During the year ended December 31, 2022, the Company incurred and paid $857,000 of legal expenses related to advances made pursuant to indemnity agreements on behalf of the Company’s Co-Chief Executive Officers.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

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

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. We expect to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on our financial statements.

Beside the above, our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

NAME	AGE	POSITION
Marshall Kiev	55	Co-Chief Executive Officer, President and Director
David Boris	62	Co-Chief Executive Officer, Chief Financial Officer and Director
Neil Goldberg	70	Director
Richard Katzman	66	Director
Steven Berns	58	Director
Tory Kiam	63	Director

Marshall Kiev has been our Co-Chief Executive Officer, President and Director since inception. He has over 28 years of deal sourcing and principal investment experience in both family office and private equity settings. He has been the President and Founder of MK Capital Partners, a private investment firm, since 2016. The firm’s primary investment strategies include direct private equity, growth equity and venture capital. Mr. Kiev was Co-Chief Executive Officer, President and Director of Forum Merger Corporation (“Forum I”) until its business combination with ConvergeOne (Nasdaq: CVON), was Co-Chief Executive Officer, President and Director of Forum Merger II Corporation (“Forum II”) until its business combination with Tattooed Chef (Nasdaq: TTCF), and was the Co-Chief Executive Officer, President and Director of Forum Merger III Corporation (“Forum III”) until its business combination with Electric Last Mile Solutions, Inc. (Nasdaq: ELMS). Mr. Kiev was previously a Director of Cohen Private Ventures, or CPV, from 2013 to 2016. CPV is a family office investing long-term capital in direct private investments and other opportunistic transactions. Prior to his position with CPV, Mr. Kiev was Chief of Staff at S.A.C. Capital Advisors, L.P., an investment firm, from 2010 to 2013. Prior to joining S.A.C., Mr. Kiev was President of Alternative Investments at Family Management Corporation, a multi-family office, from 2007 to 2009, where he oversaw a portfolio of investments in hedge funds and private equity funds. Previously, Mr. Kiev was a Partner at Main Street Resources, a middle-market private equity firm, from 2000 to 2007. He began his career in 1989 at Family Management Corporation where he held a variety of roles over more than a decade. Mr. Kiev is an active member of the Young Presidents’ Organization. Mr. Kiev received an MBA degree from the Stern School of Business at New York University and a BA degree also from New York University. We believe Mr. Kiev is well-qualified to serve as a member of our board of directors due to his extensive financial experience, his asset management experience and his experience as an executive officer and director of Forum I, Forum II and Forum III.

David Boris has been our Co-Chief Executive Officer, Chief Financial Officer and Director since inception. He served as Co-Chief Executive Officer, Chief Financial Officer and Director of Forum I from its inception in November 2016 until Forum I’s business combination with ConvergeOne and served as a member of ConvergeOne’s board of directors from the business combination until ConvergeOne’s acquisition by CVC in January 2019 at $12.50 per share. He has also served as Co-Chief Executive Officer, Chief Financial Officer and Director of Forum II from its inception in May 2018 until Forum II’s business combination with Tattooed Chef and continues to serve on the board of directors of Tattooed Chef. He has also served as the Co-Chief Executive Officer, Chief Financial Officer and Director of Forum III from its inception in June 2019 until Forum III’s business combination with Electric Last Mile Solutions, Inc. and had continued to serve on the board of directors of Electric Last Mile Solutions, Inc. until Electric Last Mile Solutions, Inc. and its subsidiary, Electric Last Mile, Inc. ceased operations and commenced bankruptcy proceedings on June 14, 2022. He has over 30 years of Wall Street experience in mergers and corporate finance and has been involved in approximately 20 SPAC transactions as an advisor, investment banker and/or officer or board member, including ten business combinations totaling over $5.0 billion. Mr. Boris served as Senior Managing Director and Head of Investment Banking at Pali Capital, Inc., an investment banking firm, from 2007. Mr. Boris served as President of Ladenburg Thalmann Group Inc. from 1999 to 2000, and was also Executive Vice President and Head of Investment Banking at Ladenburg Thalmann & Co. Inc. from 1998 to 2000. In addition, he was a co-founder, director, and a principal stockholder of Brenner Securities Corporation and its successors. Prior to Brenner, Mr. Boris was at Oppenheimer & Company Inc., as a Senior Vice President and Limited Partner. Mr. Boris began his career as a member of the Business Development Group of W.R. Grace & Company, from 1984 to 1985. He is an active member of the Young Presidents’ Organization, an organization with over 25,000 members who are in the top position of a qualifying company or division and are directly responsible for all operations of such business or division. Mr. Boris received a M.B.A. from Columbia University Business School and a B.A. from Vassar College, cum laude. We believe Mr. Boris is well qualified to serve as a member of the board due to his wide range of experience in capital market activities as well as his activities in special purpose acquisition companies and asset management, including his experience as an executive officer and director of Forum I, Forum II and Forum III.

Neil Goldberg has served on our Board since the initial public offering and is an independent director. Mr. Goldberg served as a director of Forum I from its initial public offering until the business combination with ConvergeOne, as a director of Forum II from its initial public offering until the business combination with Tattooed Chef and as a director of Forum III from its initial public offering until the business combination with Electric Last Mile Solutions, Inc. Mr. Goldberg had continued to serve on the board of directors of Electric Last Mile Solutions, Inc. until Electric Last Mile Solutions, Inc. and its subsidiary, Electric Last Mile, Inc. ceased operations and commenced bankruptcy proceedings on June 14, 2022. He has 45 years of retailing, merchandising, general management and real estate experience. Mr. Goldberg has served as President and CEO of Raymour and Flannigan Furniture and Holdings, one of the largest furniture retailers in the United States, since 1972. He has led the growth of Raymour and Flannigan from three local stores to its current 106 locations across seven Northeast states employing more than 4,700 people. In addition, Mr. Goldberg has been active on numerous national industry boards including the National Home Furnishing Association, the Home Furnishing Council, the American Furniture Hall of Fame and FurnitureFan.com. He has also participated on the board of local and national charitable organizations including the HSBC Bank Regional Board, the Metropolitan Development Association, Say Yes to Education, the Salvation Army of Central New York and the Syracuse University School of Management. Mr. Goldberg has been honored for his work as a recipient of the Ernst and Young Entrepreneur of the Year, the City of Hope Spirit of Life Award and the Anti-Defamation League American Heritage Award. Mr. Goldberg received a B.S. in accounting from the Syracuse University School of Management. We believe Mr. Goldberg is well-qualified to serve as a member of the board due to his experience in operations and real estate and his experience as a director of Forum I, Forum II and Forum III.

Richard Katzman has served on our Board since the initial public offering and is an independent director. Mr. Katzman served as a Director of Forum Merger I, II and III Corporations and is a private investor in early-stage companies and a member of the New York Angels investing group. He is also an Executive Director and board member of Noodle Education, a leading provider of online Masters programs and other education services, based in New York City. Mr. Katzman was previously a director of ConvergeOne. Mr. Katzman was Chairman & CEO of Kaz, Incorporated, a multinational consumer appliance company, until its sale in December 2010. Kaz’s products include humidifiers, vaporizers, digital thermometers, hot/cold therapy, heaters, fans, and air cleaners. Under his leadership, the company grew from $4 million in annual sales to $500 million by expanding its product offerings, developing international distribution, and pioneering brand extension licensing with global power brands Vicks, Honeywell and Braun. Mr. Katzman also co-founded Terra Firma Software, a provider of enterprise solutions and an early developer of Macintosh applications. Mr. Katzman was a board member of Brown University’s Entrepreneurship Program, the Executive in Residence for the first cohort of the IE-Brown Executive MBA program in 2011-12 and has been a judge in several business plan competitions. Mr. Katzman is on the NY board of Generation Citizen, which provides action civics curriculums to high schools. He was a board member of Princeton Review from its founding in 1982 until 2012 and was a trustee of Columbia Memorial Hospital in Hudson, NY. He is also a member of the Young Presidents’ Organization. Mr. Katzman graduated with an A.B. from Brown University and attended the Singularity University Executive Program. We believe Mr. Katzman is well-qualified to serve as a member of the board due to his experience in finance and operations and his experience as a director of Forum I, Forum II and Forum III.

Steven Berns has served on our Board since the initial public offering and is an independent director. He has also served as a director of Forum II from its initial public offering until the business combination with Tattooed Chef, as a director of Forum III from its initial public offering until the business combination with Electric Last Mile Solutions, Inc., and has served as a director of Forum I. Mr. Berns was the Chief Operating Officer and Chief Financial Officer of TripleLift, an advertising technology company reinventing ad placement at the intersection of creative, media and data, from September 2021 to December 2022. Previously, Mr. Berns was the Chief Financial Officer of GTT Communications, Inc. (NYSE: GTT), a leading global cloud networking provider for multinational clients, from April 2020 to December 2020. GTT Communications filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code in October 2021, approximately 10 months after Mr. Berns resigned. From September 2015 through June 2019, Mr. Berns served as the Co-Chief Operating Officer and Chief Financial Officer of Shutterstock, Inc. (NYSE: SSTK), a leading global provider of high-quality licensed photographs, vectors, illustrations, videos and music to businesses, marketing agencies and media organizations around the world. From July 2013 through August 2015, Mr. Berns served as Executive Vice President and Chief Financial Officer of Tribune Media (formerly Tribune Company), one of the country’s leading multimedia companies, operating businesses in broadcasting, publishing and digital media. Prior to that time, Mr. Berns was the Executive Vice President and Chief Financial Officer of Revlon, Inc. (NYSE: REV), a worldwide cosmetics and beauty products company, from May 2009 to July 2013. Prior to that time, Mr. Berns was Chief Financial Officer of Tradeweb, LLC, a leading over-the-counter, multi-asset class online marketplace for securities trading and trade processing, from November 2007 until May 2009. From November 2005 until July 2007, Mr. Berns served as President, Chief Financial Officer and Director of MDC Partners Inc. (Nasdaq: MDCA) and from September 2004 to November 2005, Mr. Berns served as Vice Chairman and Executive Vice President of MDC Partners. Prior to that, Mr. Berns was the Senior Vice President and Treasurer of Interpublic Group of Companies, Inc. (NYSE: IPG), an organization of advertising agencies and marketing services companies from August 1999 until September 2004. Before that, Mr. Berns held a variety of positions in finance at Revlon, Inc. from April 1992 until August 1999, becoming Vice President and Treasurer in 1996. Prior to joining Revlon in 1992, Mr. Berns worked at Paramount Communications Inc. and at a predecessor public accounting firm of Deloitte & Touche. Mr. Berns serves on the Board of Directors of Tradeweb Markets (NYSE:TW), and has served on several boards including Shutterstock, Inc. (from 2012 to 2015 as Director and Chairman of the Audit Committee), LivePerson, Inc. (Nasdaq: LPSN from 2002 to 2011 as Director and Chairman of the Compensation Committee). Mr. Berns received a BS from Lehigh University and an MBA from the Stern School of Business at New York University. We believe Mr. Berns is well-qualified to serve as a member of the board due to his extensive experience in finance and operations and his experience as a director of Forum I, Forum II and Forum III.

Tory Kiam has served on our Board since the initial public offering and is an independent director. Mr. Kiam has been president of Kiam Ventures LLC and Kiam Equities Corporation since 1996. These are holding companies consisting of diversified passive investments and one operating division, Cirrus Healthcare Products LLC, a manufacturer and distributor of patented and proprietary consumer health products such as Earplanes and WeatherX. Mr. Kiam also serves as Managing Partner of Slasticarna LLC and Slasticarna II LLC, investment funds focused on venture/growth equity companies since 2016. From 2001 to 2014, Mr. Kiam served as CEO and President of lia sophia, the largest direct seller of fashion jewelry in the world prior to the rise of online shopping. He had previously run the Lady Remington Company, the predecessor of lia sophia, and served in a variety of positions at Remington Products since 1986. Mr. Kiam began his career in 1982 as an analyst in the corporate finance department at Drexel Burnham Lambert. Mr. Kiam serves on the Board of Advisors of the Northcreek Mezzanine fund, on the Boards of the Trinity School, New York Junior Tennis and Learning, and is on the Board of Governors of the International Tennis Hall of Fame. He is also a member of the Young Presidents Organization (YPO) and YPO Gold since 1997. Mr. Kiam holds a BA in Government from Harvard College and an MBA from the Stanford University Graduate School of Business. We believe Mr. Kiam is well-qualified to serve as a member of the board due to his extensive experience in finance and operations.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Notwithstanding the foregoing, as indicated above, other than the accrual of the payment to an affiliate of our Sponsor of $30,000 per month for 24 months for office space, utilities and secretarial and administrative support (which payments will be accelerated if we consummate our initial business combination prior to the end of our 24-month term, or $720,000 in the aggregate) and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination other than any business development consultant or personnel we may engage or employ in connection with our search for and/or consummation of our initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 22, 2023, or the Extended Date, if applicable. Potential investors should also be aware of the following other potential conflicts of interest:

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
David Boris	Tattooed Chef, Inc.	Food Service	Director

Neil Goldberg	Raymour and Flannigan Furniture and Holdings	Furniture Retailer	President and CEO

Steven Berns	Tradeweb Markets	Financial Services	Director

Tory Kiam	Kiam Ventures LLC	Holding Company	President
	Kiam Equities Corporation	Holding Company	President
	Slasticarna LLC	Investment Fund	Managing Partner
	Slasticarna II LLC	Investment Fund	Managing Partner

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023 by:

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

As of December 31, 2022, there were 43,003,916 shares of common stock issued and outstanding, consisting of 34,603,539 shares of Class A common stock and 8,400,377 shares of Class B common stock. In connection with the proposals approved at the Company’s special meeting of stockholders held on March 7, 2023, 27,240,210 shares of the Company’s Class A common stock were redeemed. The beneficial ownership of our common stock is based on 15,763,706 shares of common stock issued and outstanding as of March 31, 2023, consisting of 7,363,329 shares of Class A common stock and 8,400,377 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED(2)	APPROXIMATE PERCENTAGE OF TOTAL VOTING POWER

Directors, Executive Officers and Founders

Forum Investors IV LLC(3)	834,022	8,400,377	58.58%
Marshall Kiev(3)	834,022	8,400,377	58.58%
David Boris(3)	834,022	8,400,377	58.58%
Neil Goldberg(4)	-	-	-
Richard Katzman(4)	-	-	-
Steven Berns(4)	-	-	-
Tory Kiam(4)	-	-	-
All executive officers and directors as a group (six individuals)	834,022	8,400,377	58.58%

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Five Percent Holders
Saba Capital Management, LLC (5)	2,982,879	18.92%
Citadel Advisors(6)	1,475,000	9.36%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Forum Merger IV Corporation, 1615 South Congress Avenue, Suite 103, Delray Beach, Florida 33445.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section of the initial public offering prospectus entitled “Description of Securities” and with respect to the interests held after the initial public offering, 834,022 Class A shares issuable pursuant to a private placement.

(3)	Represents shares held by Forum Investors IV LLC, our Sponsor. Each of our officers and directors, and a trust held for the benefit of family members of David Boris, is a member of our Sponsor. Forum Capital Management IV LLC is the managing member of our Sponsor and has voting and investment discretion with respect to the common stock held by our Sponsor. Marshall Kiev and David Boris are the managing members of Forum Capital Management IV LLC and may be deemed to have beneficial ownership of the common stock held directly by our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	Does not include any shares held by our Sponsor. This individual is a member of our Sponsor, as described in footnote 3, but does not have voting or dispositive control over the shares held by our Sponsor.

(5)	According to a Schedule 13G/A filed on February 14, 2023 on behalf of Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (collectively with Saba Capital and Saba GP, “Saba”). Saba shares beneficial ownership of the shares reported. The business address of Saba is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	According to a Schedule 13G/A filed on February 14, 2023 on behalf of Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, “Citadel”) with respect to shares of Class A common stock owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Citadel shares beneficial ownership of the shares reported. The business address of Citadel is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

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

We recognized an aggregate of $360,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our statement of operations for the year ended December 31, 2022.

Extension Promissory Note

We agreed to deposit from our working capital account into the trust account, for each such Additional Charter Extension Date, the lesser of (a) $175,000 or (b) $0.05 for each public share then outstanding, which we agreed to deposit into the trust account at the beginning of each month, for an aggregate deposit of up to the lesser of (a) $1,225,000 or (b) $0.05 for each public share then outstanding (if all additional extensions are exercised). In the event our working capital account has been depleted, the Lender agreed to lend us the Monthly Deposit in the form of a non-interest bearing, unsecured promissory note, which we agreed to deposit into the trust account. If we complete a business combination and have borrowed money from the Lender under the Note, we will, at the option of the Lender, repay the amounts loaned under the Note or convert a portion or all of the amounts loaned under such Note into units of the post-business combination entity at a price of $10.00 per unit at the option of the Lender, which units will be identical to the private placement units. Additionally, if we do not complete a business combination by the Extended Date (or Additional Charter Extension Date, if applicable), and a Note has been issued to us by the Lender, such Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. If the Sponsor designates a third party as Lender, we may negotiate with the Lender and vary the terms of the Note and its conversion, issue securities and pay certain fees to the Lender in connection with the Note. In the event our working capital account has been depleted, the Lender agreed to lend us the Monthly Deposit in the form of the Note, which we shall deposit into the trust account.

Indemnification Advances

During the year ended December 31, 2022, the Company incurred and paid $857,000 of legal expenses related to advances made pursuant to indemnity agreements on behalf of the Company’s Co-Chief Executive Officers. During February 2023, the Company received $857,000 as a capital contribution from the Company’s Co-Chief Executive Officers.

Item 14. Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $100,672 and $153,280, respectively, for the services Withum performed in connection with our initial public offering, reviews of quarterly financial statements on Form 10-Q and the audit of our December 31, 2022 and December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Tax Fees. For the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, our independent registered public accounting firm rendered services to us for tax compliance, tax advice and tax planning for approximately $8,424 and $6,760, respectively.

All Other Fees. For the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets for the Years ended December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the Year ended December 31, 2022 and for the Period from January 15, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the Year ended December 31, 2022 and for the Period from January 15, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year ended December 31, 2022 and for the Period from January 15, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-24

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

FORUM MERGER IV CORPORATION

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets for the Years ended December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the Year ended December 31, 2022 and for the Period from January 15, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the Year ended December 31, 2022 and for the Period from January 15, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year ended December 31, 2022 and for the Period from January 15, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Forum Merger IV Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Forum Merger IV Corporation (the “Company”) as of December 31, 2022 and 2021 the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 22, 2023, or the extended date of up to November 22, 2023 if approved by the board of directors, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2023

PCAOB ID Number 100

FORUM MERGER IV CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$53,947	$1,524,181
Prepaid expenses	87,813	459,063
Total current assets	141,760	1,983,244

Marketable securities held in Trust Account	340,048,153	336,041,292
TOTAL ASSETS	$340,189,913	$338,024,536

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,997,888	$1,067,173
Income tax payable	426,485	—
Due to Sponsor	34	34
Total current liabilities	2,424,407	1,067,207

Warrant liabilities	259,526	7,093,726
Deferred underwriting fee payable	11,760,528	11,760,528
TOTAL LIABILITIES	14,444,461	19,921,461

Commitments and Contingencies
Class A common stock subject to possible redemption, 33,601,509 shares at $10.11 and $10.00, per share redemption value at December 31, 2022 and 2021, respectively	339,547,921	336,015,090

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,002,030 issued and outstanding (excluding 33,601,509 shares subject to possible redemption) at December 31, 2022 and 2021	100	100
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 8,400,377 shares issued and outstanding at December 31, 2022 and 2021	840	840
Additional paid-in capital	—	—
Accumulated deficit	(13,803,409)	(17,912,955)
TOTAL STOCKHOLDERS’ DEFICIT	(13,802,469)	(17,912,015)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$340,189,913	$338,024,536

The accompanying notes are an integral part of the financial statements.

FORUM MERGER IV CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from January 15, 2021 (Inception) Through December 31,
	2022	2021
General and administrative expenses	$3,059,119	$1,891,019
Loss from operations	(3,059,119)	(1,891,019)

Other income (expense):
Interest earned on marketable securities held in Trust Account	5,066,781	26,202
Transaction costs allocable to the Warrants	—	(399,286)
Change in fair value of warrant liabilities	6,834,200	173,018
Total other income (expense), net	11,900,981	(200,066)

Income (loss) before provision for income taxes	8,841,862	(2,091,085)
Provision for income taxes	(1,199,485)	—
Net income (loss)	$7,642,377	$(2,091,085)

Weighted average shares outstanding, Class A common stock	34,603,539	28,078,300
Basic and diluted net income (loss) per share, Class A common stock	$0.18	$(0.06)

Weighted average shares outstanding, Class B common stock	8,400,377	8,230,592
Basic and diluted net income (loss) per share, Class B common stock	$0.18	$(0.06)

The accompanying notes are an integral part of the financial statements.

FORUM MERGER IV CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Sale of 1,002,030 Private Placement Units, net of private placement warrant liability	1,002,030	100	—	—	9,809,773	—	9,809,873

Forfeiture of Founder Shares	—	—	(224,623)	(23)	23	—	—

Accretion for Class A common stock to redemption value	—	—	—	—	(9,833,933)	(15,821,870)	(25,655,803)

Net loss	—	—	—	—	—	(2,091,085)	(2,091,085)

Balance – December 31, 2021	1,002,030	100	8,400,377	840	—	(17,912,955)	(17,912,015)

Accretion for Class A common stock to redemption value	—	—	—	—	—	(3,532,831)	(3,532,831)

Net income	—	—	—	—	—	7,642,377	7,642,377

Balance – December 31, 2022	1,002,030	$100	8,400,377	$840	$—	$(13,803,409)	$(13,802,469)

The accompanying notes are an integral part of the financial statements.

FORUM MERGER IV CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from January 15, 2021 (Inception) Through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,642,377	$(2,091,085)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,834,200)	(173,018)
Transaction costs allocable to Warrants	—	399,286
Interest earned on marketable securities held in Trust Account	(5,066,781)	(26,202)
Changes in operating assets and liabilities:
Prepaid expenses	371,250	(459,063)
Accrued expenses	930,715	1,067,173
Income tax payable	426,485	—
Due to Sponsor	—	675,038
Repayment of due to Sponsor	—	(675,004)
Net cash used in operating activities	(2,530,154)	(1,282,875)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(336,015,090)
Cash withdrawn from Trust Account to pay franchise and income taxes	1,059,920	—
Net cash provided by (used in) investing activities	1,059,920	(336,015,090)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	329,294,790
Proceeds from sale of Private Placement Units	—	10,020,300
Proceeds from Promissory Note – related party	—	110,000
Repayment of Promissory Note – related party	—	(110,000)
Payment of offering costs	—	(517,944)
Net cash provided by financing activities	—	338,822,146

Net Change in Cash	(1,470,234)	1,524,181
Cash – Beginning of period	1,524,181	—
Cash – End of period	$53,947	$1,524,181

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$11,760,528
Forfeiture of founder shares	$—	$(23)

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Forum Merger IV Corporation (the “Company”) was incorporated in Delaware on January 15, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

If the Company is unable to complete a Business Combination by April 22, 2023, or such later date as determined by the Company’s board of directors, if applicable (the “Combination Period”) (See Note 11 – Subsequent Events), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $53,947 in its operating bank account, $340,048,153 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,782,415, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of December 31, 2022, $4,033,063 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 22, 2023, or such later date through November 22, 2023 as determined by the Company’s board of directors, if applicable, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2023 through November 22, 2023, or such later date as determined by the Company’s board of directors, if applicable. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity upon the completion of the Initial Public Offering. Offering costs amounted to $18,998,772, of which $18,599,486 were charged to temporary equity upon the completion of the Initial Public Offering and $399,286 were expensed to the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s public Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

On December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$336,015,090
Less:
Proceeds allocated to Public Warrants	(7,056,317)
Class A common stock issuance costs	(18,599,486)
Plus:
Accretion of carrying value to redemption value	25,655,803
Class A common stock subject to possible redemption, December 31, 2021	$336,015,090
Plus:
Accretion of carrying value to redemption value	3,532,831
Class A common stock subject to possible redemption, December 31, 2022	$339,547,921

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,650,884 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then shared in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,		For the Period from January 15, 2021 (inception) Through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$6,149,519	$1,492,861	$(1,617,073)	$(474,012)
Denominator:
Basic and diluted weighted average shares outstanding	34,603,539	8,400,377	28,078,300	8,230,592
Basic and diluted net income (loss) per common share	$0.18	$0.18	$(0.06)	$(0.06)

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Investments Held in Trust Account

As of December 31, 2022, substantially all of assets held in the Trust Account were held in U.S Treasury Bills. As of December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. During the year ended December 31, 2022, the Company had withdrawn $1,059,920 of interest income from the Trust Account to pay its taxes.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 10).

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. We expect to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on our financial statements.

Besides the above, our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $30,000 per month for 24 months, or $720,000 in the aggregate, for office space, utilities and secretarial and administrative support (which payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $720,000 in the aggregate). For the year ended December 31, 2022, the Company incurred $360,000 and paid $330,000 in fees for these services, of which $30,000 is included in accrued expenses in the accompanying balance sheet. For the period from January 15, 2021 (inception) through December 31, 2021, the Company incurred $278,000 and paid $308,000 in fees for these services, of which $30,000 is included in prepaid expenses in the accompanying balance sheet.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,200,000 of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

Due to Sponsor

The Sponsor advanced $675,038 to the Company in anticipation of the amount to be paid for the purchase of additional Private Placement Units in the event the underwriters’ exercise their over-allotment option. The advance is non-interest bearing and due on demand. As of December 31, 2022 and 2021, an aggregate of $34 remains outstanding.

Indemnification Advances

During the year ended December 31, 2022, the Company incurred and paid $857,000 of legal expenses related to advances made pursuant to indemnity agreements on behalf of the Company’s Co-Chief Executive Officers.

NOTE 6. COMMITMENTS

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 1,002,030 shares of Class A common stock issued and outstanding, and 33,601,509 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On January 28, 2021, the Sponsor purchased an aggregate of 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.003 per share. As a result of the underwriters’ election to partially exercise their over-allotment option on March 30, 2021, a total of 224,623 shares of Class B common stock were forfeited and 900,377 shares of Class B common stock are no longer subject to forfeiture, resulting in an aggregate of 8,400,377 shares of Class B common stock issued and outstanding as of December 31, 2022 and 2021.

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

NOTE 8. WARRANTS

As of December 31, 2022 and 2021, there were 8,400,377 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the issuance of the shares of Class A common stock underlying the warrants is then effective and a current prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a warrant unless the Class A common stock issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder.

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

As of December 31, 2022 and 2021, there were 250,507 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 8). Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liabilities) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Net operating loss carryforward	$—	$33,765
Organizational costs/Startup expenses	1,163,287	438,873
Total deferred tax asset	1,163,287	472,638
Valuation allowance	(1,163,287)	(472,638)
Deferred tax asset, net of valuation allowance	$—	$—

The income tax provision consists of the following:

	December 31,	For the period from January 15, 2021 (inception) through December 31,
	2022	2021
Federal
Current	$994,048	$—
Deferred	(572,439)	(391,612)

State
Current	205,437	—
Deferred	(118,211)	(81,026)
Change in valuation allowance	690,650	472,638
Income tax provision	$1,199,485	$—

As of December 31, 2022 and 2021, the Company has $0 and $133,220, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $690,650 and $472,638, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	For the period from January 15, 2021 (inception) through December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	1.3%	4.3%
Change in fair value of warrants	(16.2)%	2.1%
Transaction costs allocated to warrants	0.0%	(4.8)%
Change in valuation allowance	7.8%	(22.6)%
Income tax provision	13.9%	0.0%

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

The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination.

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

The Company holds a portion of its assets in the Trust Account in U.S. Treasury securities and a portion in money market funds which are primarily invested in U.S. Treasury securities. At December 31, 2022, assets held in the Trust Account were comprised of $350 in cash, $339,676,781 in U.S. Treasury securities, and $371,022 in money market funds. U.S. Treasury Bills are held to maturity debt securities and are accordingly carried at amortized cost.

At December 31 2022, the Company had withdrawn $1,059,920 of interest income from the Trust Account to pay its taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $98 in cash and $336,041,292 money market funds that primarily invested in U.S. Treasury securities at fair market value. During the year ended December 31, 2021, the Company had no withdrawals of income from the trust account.

The following tables present information about the Company’s assets that are measured on a recurring basis on December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Date	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2022	U.S. Treasury Securities (Matures on 01/31/23)	1	$339,676,781	$104,298	$339,781,079

Description	Level	December 31, 2022	December 31, 2021

Investments and Cash held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$371,022	$336,041,292

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis on December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2022
Liabilities:
Warrant Liability – Public Warrants	2	$252,011
Warrant Liability – Private Placement Warrants	2	$7,515

Description	Level	December 31, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$6,888,309
Warrant Liability – Private Placement Warrants	2	$205,417

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

As of March 22, 2021, the warrants were valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of March 22, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote in an active market under the ticker FMIVW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

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

The estimated fair value of the public warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period ended December 31, 2021 was $10,794,484. The estimated fair value of the public warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the period ended December 31, 2022 was $252,011. The estimated fair value of the private placement warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the period ended December 31, 2021 was $321,903.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

During February 2023, the Company received $857,000 as a capital contribution from the Company’s Co-Chief Executive Officers.

On February 14, 2023, the Company entered into a letter of intent with a target (the “LOI Target”) that is non-binding with respect to all its material terms, except with respect to provisions regarding a limited period of exclusivity. We are currently in discussions with the LOI Target to extend the limited period of exclusivity in the letter of intent. The LOI Target is a profitable and growing company in the online gaming industry, providing its customers with an expansive portfolio of digital gaming products and services. Subject to completion of its related audit, for the calendar year ended December 31, 2022, the LOI Target expects adjusted revenue in excess of $300 million and expects adjusted EBITDA margins of approximately 30%.

On March 8, 2023, the Company filed with the Secretary of State of the State of Delaware an amendment to the Company’s amended and restated certificate of incorporation. The Company’s stockholders approved the amendment at a special meeting of stockholders of the Company on March 7, 2023 (the “Special Meeting”).

At the Special Meeting, the Company’s stockholders voted on and approved the following proposals:

(a) to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from March 22, 2023 to April 22, 2023 or such earlier date as determined by the Company’s board of directors, and such later date, the “Extended Date”, and to allow the Company, without another stockholder vote, to elect to extend the completion window to consummate a business combination on a monthly basis up to seven times by an additional one month each time after the Extended Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable completion window, until November 22, 2023 or a total of up to eight months after the Current Outside Date, unless the closing of a business combination shall have occurred prior thereto; (“Extension Proposal”)

(b) to elect Neil Goldberg, Richard Katzman and Steven Berns to serve as Class I directors on the Board until the 2024 annual meeting of stockholders or until his successor is elected and qualified.

(c) to amend the charter to provide holders of Class B common stock, par value $0.0001 per share of the Company the right to convert any and all their Class B Common Stock into Class A common stock, par value $0.0001 per share of the Company on a one-for-one basis prior to the closing of a business combination at the election of the holder

(d) to amend the charter to delete the limitation that the Company shall not redeem public shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In conjunction with the proposals approved at the Special Meeting on March 8, 2023, 81.07% of the Company’s public shares were redeemed. As a result, approximately $64,602,773 remains in the trust account.

As a part of our Extension Proposal above, the Company agreed to deposit from the working capital account into the trust account, for each such Additional Charter Extension Date, the lesser of (a) $175,000 or (b) $0.05 for each public share then outstanding, which the Company agreed to deposit into the trust account at the beginning of each month , for an aggregate deposit of up to the lesser of (a) $1,225,000 or (b) $0.05 for each public share then outstanding (if all additional extensions are exercised). In the event the working capital account has been depleted, the Sponsor, or one or more of its affiliates, members of third party designees agreed to lend the Company Monthly Deposit in the form of a non-interest bearing, unsecured promissory note, which the Company agreed to deposit into the trust account. If the Company completes a business combination and have borrowed money from the Lender under the Note, the Company will, at the option of the Lender, repay the amounts loaned under the Note or convert a portion or all of the amounts loaned under such Note into units of the post-business combination entity at a price of $10.00 per unit at the option of the Lender, which units will be identical to the private placement units. Additionally, if the Company does not complete a business combination by the Extended Date, and a Note has been issued by the Lender, such Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven

Exhibit Index

Exhibit Number	Description
4.2	Description of Securities.
24	Power of Attorney (included on signature page of this report).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	FORUM MERGER IV CORPORATION

	By:	/s/ Marshall Kiev
		Name:	Marshall Kiev
		Title:	Co-Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 31, 2023

	By:	/s/ David Boris
		Name:	David Boris
		Title:	Co-Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

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

/s/ Marshall Kiev	Co-Chief Executive Officer, President and Director	March 31, 2023
Marshall Kiev	(principal executive officer)

/s/ David Boris	Co-Chief Executive Officer, Chief Financial Officer and Director	March 31, 2023
David Boris	(principal financial and accounting officer)

/s/ Neil Goldberg	Director	March 31, 2023
Neil Goldberg

/s/ Richard Katzman	Director	March 31, 2023
Richard Katzman

/s/ Steven Berns	Director	March 31, 2023
Steven Berns

/s/ Tory Kiam	Director	March 31, 2023
Tory Kiam