Form 10-Q
period 2023-03-31
Forum Merger IV Corp
filed 2023-05-12
CIK 1842916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 7,363,329 shares of Class A common stock, $0.0001 par value, and 8,400,377 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORUM MERGER IV CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FORUM MERGER IV CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$1,964,355	$53,947
Prepaid expenses	—	87,813
Total current assets	1,964,355	141,760

Marketable securities held in Trust Account	64,992,324	340,048,153
TOTAL ASSETS	$66,956,679	$340,189,913

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,920,895	$1,997,888
Income tax payable	1,124,501	426,485
Due to Sponsor	34	34
Total current liabilities	4,045,430	2,424,407

Warrant liabilities	1,124,615	259,526
Deferred underwriting fee payable	11,760,528	11,760,528
TOTAL LIABILITIES	16,930,573	14,444,461

Commitments and Contingencies
Class A common stock subject to possible redemption, 6,361,299 and 33,601,509 shares at $10.21 and $10.11 per share redemption value at March 31, 2023 and December 31, 2022, respectively	64,963,979	339,547,921

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,002,030 issued and outstanding (excluding 6,361,299 and 33,601,509 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	100	100
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 8,400,377 shares issued and outstanding at March 31, 2023 and December 31, 2022	840	840
Additional paid-in capital	—	—
Accumulated deficit	(14,938,813)	(13,803,409)
TOTAL STOCKHOLDERS’ DEFICIT	(14,937,873)	(13,802,469)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$66,956,679	$340,189,913

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,177,314	$970,348
Loss from operations	(1,177,314)	(970,348)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,804,600	63,402
Change in fair value of warrant liabilities	(865,089)	2,941,301
Total other income, net	1,939,511	3,004,703

Income before provision for income taxes	762,197	2,034,355
Provision for income taxes	(698,016)	—
Net income	$64,181	$2,034,355

Weighted average shares outstanding, Class A common stock	27,642,152	34,603,539
Basic and diluted net income per share, Class A common stock	$0.00	$0.05

Weighted average shares outstanding, Class B common stock	8,400,377	8,400,377
Basic and diluted net income per share, Class B common stock	$0.00	$0.05

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	1,002,030	$100	8,400,377	$840	$—	$(13,803,409)	$(13,802,469)

Capital contribution from officers	—	—	—	—	857,000	—	857,000

Accretion of Class A common stock to redemption value	—	—	—	—	(857,000)	(1,199,585)	(2,056,585)

Net income	—	—	—	—	—	64,181	64,181

Balance – March 31, 2023	1,002,030	$100	8,400,377	$840	$—	$(14,938,813)	$(14,937,873)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,002,030	$100	8,400,377	$840	$—	$(17,912,955)	$(17,912,015)

Net income	—	—	—	—	—	2,034,355	2,034,355

Balance – March 31, 2022	1,002,030	$100	8,400,377	$840	$—	$(15,878,600)	$(15,877,660)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$64,181	$2,034,355
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	865,089	(2,941,301)
Interest earned on marketable securities held in Trust Account	(2,804,600)	(63,402)
Changes in operating assets and liabilities:
Prepaid expenses	87,813	73,188
Accrued expenses	923,007	350,585
Income tax payable	698,016	—
Net cash used in operating activities	(166,494)	(546,575)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,219,902	—
Cash withdrawn from Trust Account in connection with redemption	276,640,527	—
Net cash provided by investing activities	277,860,429	—

Cash Flows from Financing Activities:
Capital contribution from officers	857,000	—
Redemption of common stock	(276,640,527)	—
Net cash used in financing activities	(275,783,527)	—

Net Change in Cash	1,910,408	(546,575)
Cash – Beginning of period	53,947	1,524,181
Cash – End of period	$1,964,355	$977,606

The accompanying notes are an integral part of the unaudited condensed financial statements.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $18,998,772, consisting of $6,720,300 of underwriting fees, $11,760,528 of deferred underwriting fees and $517,944 of other offering costs. On March 10, 2023, stockholders elected to redeem an aggregate of 27,240,210 ($276,640,527 value) shares of Class A common stock, representing approximately 81.1% of the issued and outstanding shares of Class A common stock.

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company’s Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) provides that the Company is able redeem its Public Shares in an amount that would cause net tangible assets to be less than $5,000,001 (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act) in order to consummate the Business Combination. In addition, the Company’s proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration the Company would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, the Company will not complete the initial Business Combination or redeem any shares in connection with such initial Business Combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. The Company may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with the initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements the Company may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

The Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares (as defined below), Private Placement Shares (as defined below) and Public Shares held by them in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with a stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period.

If the Company is unable to complete a Business Combination by May 22, 2023, or such later date through November 22, 2023 as determined by the Company’s board of directors, if applicable (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete its initial Business Combination within the Combination Period. However, if the Company’s initial stockholders or management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2023, the Company had $1,964,355 in its operating bank account, $64,992,324 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $2,052,730, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2023, $1,379,334 of the amount on deposit in the Trust Account represented interest income. During the three months ended March 31, 2023, $1,219,902 was transferred to the operating account to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU")2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 22, 2023, or such later date through November 22, 2023 as determined by the Company’s board of directors, if applicable, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 22, 2023 through November 22, 2023, or such later date as determined by the Company’s board of directors, if applicable. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s public Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$336,015,090
Less:
Proceeds allocated to Public Warrants	(7,056,317)
Class A common stock issuance costs	(18,599,486)
Plus:
Accretion of carrying value to redemption value	29,188,634
Class A common stock subject to possible redemption, December 31, 2022	339,547,921
Less:
Redemptions	(276,640,527)
Plus:
Accretion of carrying value to redemption value	2,056,585
Class A common stock subject to possible redemption, March 31, 2023	$64,963,979

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants (as defined below) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Private Placement Warrants (as defined below) and the Public Warrants (as defined below) for periods where no observable traded price was available were valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 91.6% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,650,885 shares of Class A common stock in the aggregate. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then shared in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$49,222	$14,959	$1,636,964	$397,391
Denominator:
Basic and diluted weighted average shares outstanding	27,642,152	8,400,377	34,603,539	8,400,377
Basic and diluted net income per common share	$0.00	$0.00	$0.05	$0.05

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Investments Held in Trust Account

As of March 31, 2023, substantially all assets were held in an interest bearing account. As of December 31, 2022, substantially all of assets held in the Trust Account were held in U.S. Treasury Bills. During the three months ended March 31, 2023, the Company had withdrawn $1,219,902 of interest income from the Trust Account to pay its taxes and $276,640,527 in connection with redemptions.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 9).

Recent Accounting Standards

In June 2016, FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted provisions of this guidance on January 1, 2023. The adoption did not have a material impact on the Company’s unaudited condensed financial statements.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 33,601,509 Units, inclusive of 3,601,509 Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $30,000 per month for 24 months, or $720,000 in the aggregate, for office space, utilities and secretarial and administrative support (which payments will be accelerated if the Company consummates its initial Business Combination prior to the end of its 24-month term, or $720,000 in the aggregate). For the three months ended March 31, 2023, the Company incurred and paid $90,000 in fees for these services. For the three months ended March 31, 2022, the Company incurred and paid $90,000 in fees for these services.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,200,000 of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Due to Sponsor

The Sponsor advanced $675,038 to the Company in anticipation of the amount to be paid for the purchase of additional Private Placement Units in the event the underwriters’ exercise their over-allotment option. The advance is non-interest bearing and due on demand. As of March 31, 2023 and December 31, 2022, an aggregate of $34 remains outstanding.

NOTE 6. COMMITMENTS

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

Inflation Reduction Act of 2022 (the “IR Act”)

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

On March 8, 2023, the Company’s stockholders redeemed 27,240,210 shares of Class A common stock for a total of $276,640,527. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A Contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023 and determined that no excise tax needs to be recorded at this time.

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

MARCH 31, 2023

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

Letter of Intent

On February 14, 2023, the Company entered into a letter of intent with a target (the “LOI Target”) that is non-binding with respect to all its material terms, except with respect to provisions regarding a limited period of exclusivity. The Company is currently in discussions with the LOI Target to extend the limited period of exclusivity in the letter of intent. The LOI Target is a profitable and growing company in the online gaming industry, providing its customers with an expansive portfolio of digital gaming products and services. Subject to completion of its related audit, for the calendar year ended December 31, 2022, the LOI Target expects adjusted revenue in excess of $300 million and expects adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) margins of approximately 30%.

Charter Amendment

On March 8, 2023, the Company filed with the Secretary of State of the State of Delaware an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”). The Company’s stockholders approved the Charter Amendment at a special meeting of stockholders of the Company on March 7, 2023 (the “Special Meeting”).

At the Special Meeting, the Company’s stockholders voted on and approved the following proposals:

(a) to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date (the “completion window”, and any extensions of that date pursuant to the Extension Proposal, an “Extension”) by which the Company has to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses from March 22, 2023 (the “Current Outside Date”) to April 22, 2023 or such earlier date as determined by the Company’s board of directors, and such later date, the “Extended Date”, and to allow the Company, without another stockholder vote, to elect to extend the completion window to consummate a Business Combination on a monthly basis up to seven times by an additional one month each time after the Extended Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable completion window, until November 22, 2023 (each, an “Additional Charter Extension Date”) or a total of up to eight months after the Current Outside Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Proposal”);

(b) to elect Neil Goldberg, Richard Katzman and Steven Berns to serve as Class I directors on the Company’s board of directors until the 2024 annual meeting of stockholders or until his successor is elected and qualified;

(c) to amend the Company’s Amended and Restated Certificate of Incorporation to provide holders of Class B common stock, par value $0.0001 per share of the Company the right to convert any and all their Class B common stock, par value $0.0001 per share of the Company into Class A common stock, par value $0.0001 per share of the Company on a one-for-one basis prior to the closing of a Business Combination at the election of the holder;

(d) to amend the Company’s Amended and Restated Certificate of Incorporation to delete the limitation that the Company shall not redeem public shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions;

(e) to amend the Company’s Amended and Restated Certificate of Incorporation to permit the Company’s board of directors, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by Company’s board of directors and included in a public announcement; and

(f) to approve the adjournment of the Special Meeting to a later date or dates, if necessary or appropriate, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the foregoing proposals.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

In conjunction with the proposals approved at the Special Meeting on March 8, 2023, 81.07% of the Company’s Public Shares were redeemed. As a result, approximately $64,602,773 remains in the Trust Account.

As a part of the Extension Proposal above, the Company agreed to deposit from the working capital account into the Trust Account, for each such Additional Charter Extension Date, the lesser of (a) $175,000 or (b) $0.05 for each public share then outstanding, which the Company agreed to deposit into the Trust Account at the beginning of each month (the “Monthly Deposit”), for an aggregate deposit of up to the lesser of (a) $1,225,000 or (b) $0.05 for each public share then outstanding (if all additional extensions are exercised). In the event the working capital account has been depleted, the Sponsor, or one or more of its affiliates, members or third party designees (collectively, the “Lender”) agreed to lend the Monthly Deposit in the form of a non-interest bearing, unsecured promissory note (the “Note”), which the Company agreed to deposit into the Trust Account. If the Company completes a Business Combination and have borrowed money from the Lender under the Note, the Company will, at the option of the Lender, repay the amounts loaned under the Note or convert a portion or all of the amounts loaned under such Note into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the Lender, which units will be identical to the securities issued to the shareholders of the Company and listed for trading on a nationally recognized exchange in the U.S. at the time of the closing of the Business Combination. Additionally, if the Company does not complete a Business Combination by the Extended Date, and a Note has been issued by the Lender, such Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On April 18, 2023, the Company issued a press release announcing that its board of directors has elected to extend the Extended Date from April 22, 2023 for an additional month to May 22, 2023, the first of seven potential one-month extensions of the Extended Date available to the Company. In connection with the Company’s board of directors’ determination to extend the Extended Date to May 22, 2023, $175,000 was deposited into the Trust Account on April 18, 2023 (see Note 10).

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 1,002,030 shares of Class A common stock issued and outstanding, and 6,361,299 and 33,601,509 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On January 28, 2021, the Sponsor purchased an aggregate of 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.003 per share. As a result of the underwriters’ election to partially exercise their over-allotment option on March 30, 2021, a total of 224,623 shares of Class B common stock were forfeited and 900,377 shares of Class B common stock are no longer subject to forfeiture, resulting in an aggregate of 8,400,377 shares of Class B common stock issued and outstanding as of March 31, 2023 and December 31, 2022.

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

During the three months ended March 31, 2023, the Company received $857,000 as a capital contribution from the Company’s Co-Chief Executive Officers.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 8. WARRANTS

As of March 31, 2023 and December 31, 2022, there were 8,400,377 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

As of March 31, 2023 and December 31, 2022, there were 250,507 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 8). Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company holds a portion of its assets in the Trust Account in U.S. Treasury securities and a portion in money market funds which are primarily invested in U.S. Treasury securities. At March 31, 2023, assets held in the Trust Account were comprised of $64,992,324 in an interest bearing account. U.S. Treasury Bills are held to maturity debt securities and are accordingly carried at amortized cost. For the three months ended March 31 2023, the Company had withdrawn $1,219,902 of interest income from the Trust Account to pay its taxes and $276,640,527 in connection with redemptions.

At December 31, 2022, assets held in the Trust Account were comprised of $350 in cash, $339,676,781 in U.S. Treasury bills, and $371,022 in money market funds. U.S. Treasury Bills are held to maturity debt securities and are accordingly carried at amortized cost. For the three months ended March 31 2022, the Company did not withdraw interest income from the Trust Account to pay its taxes.

FORUM MERGER IV CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

The following tables present information about the Company’s assets that are measured on a recurring basis at March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Investments and Cash held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$-	$371,022

Date	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2022	U.S. Treasury Securities (Matures on 01/31/23)	1	$339,676,781	$104,298	$339,781,079

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2023
Liabilities:
Warrant Liability – Public Warrants	2	$1,092,049
Warrant Liability – Private Placement Warrants	2	$32,566

Description	Level	December 31, 2022
Liabilities:
Warrant Liability – Public Warrants	2	$252,011
Warrant Liability – Private Placement Warrants	2	$7,515

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers made during the three months ended March 31, 2023 and 2022.

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

On April 18, 2023, the Company issued a press release announcing that its board of directors has elected to extend the Extended Date from April 22, 2023 for an additional month to May 22, 2023, the first of seven potential one-month extensions of the Extended Date available to the Company. In connection with the Company’s board of directors’ determination to extend the Extended Date to May 22, 2023, $175,000 was deposited into the Company’s Trust Account on April 18, 2023.

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

Recent Developments

Extension

Our Initial Public Offering prospectus and Amended and Restated Certificate of Incorporation provided that we had until March 22, 2023 (the date which was 24 months after the consummation of the Initial Public Offering) to complete an initial Business Combination. As stated in the Current Report on Form 8-K filed with SEC on March 9, 2023, we held a special meeting of stockholders and approved the Charter Amendment to extend the date by which we have to consummate an initial Business Combination from March 22, 2023 to April 22, 2023 or such earlier date as determined by our board of directors and to allow us, without another stockholder vote, to elect to extend the completion window to consummate a Business Combination on a monthly basis up to seven times by an additional one month each time after the Extended Date, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable completion window, until November 22, 2023 or a total of up to eight months after the Current Outside Date, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the approval of the Extension, stockholders elected to redeem an aggregate of 27,240,210 Public Shares, of which we paid cash from the Trust Account in the aggregate amount of approximately $276,640,526.86 (approximately $10.16 per share) to redeeming stockholders.

Extension Promissory Note

We agreed to deposit from our working capital account into the Trust Account, for each such Additional Charter Extension Date, the lesser of (a) $175,000 or (b) $0.05 for each public share then outstanding, which we agreed to deposit into the Trust Account at the beginning of each month, for an aggregate deposit of up to the lesser of (a) $1,225,000 or (b) $0.05 for each public share then outstanding (if all additional extensions are exercised). In the event our working capital account has been depleted, the Lender agreed to lend us the Monthly Deposit in the form of a non-interest bearing, unsecured promissory note, which we agreed to deposit into the Trust Account. If we complete a Business Combination and have borrowed money from the Lender under the Note, we will, at the option of the Lender, repay the amounts loaned under the Note or convert a portion or all of the amounts loaned under such Note into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the Lender, which units will be identical to the securities issued to the shareholders of the Company and listed for trading on a nationally recognized exchange in the U.S. at the time of the closing of the Business Combination. Additionally, if we do not complete a Business Combination by the Extended Date (or Additional Charter Extension Date, if applicable), and a Note has been issued to us by the Lender, such Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. If the Sponsor designates a third party as Lender, we may negotiate with the Lender and vary the terms of the Note and its conversion, issue securities and pay certain fees to the Lender in connection with the Note. In the event our working capital account has been depleted, the Lender agreed to lend us the Monthly Deposit in the form of the Note, which we shall deposit into the Trust Account.

On April 18, 2023, the Company issued a press release announcing that its board of directors has elected to extend the Extended Date from April 22, 2023 for an additional month to May 22, 2023, the first of seven potential one-month extensions of the Extended Date available to the Company. In connection with the Company’s board of directors’ determination to extend the Extended Date to May 22, 2023, $175,000 was deposited into the Company’s Trust Account on April 18, 2023.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $64,181, which consisted of interest earned on marketable securities held in Trust Account of $ 2,804,600, offset by general and administrative expenses of $1,177,314, a loss on the change in fair value of warrants of $865,089 and provision for income taxes of $698,016.

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

For the three months ended March 31, 2023, cash used in operating activities was $166,494. Net income of $64,181 was affected by changes in fair value of warrant liabilities of $865,089 and interest earned on investments held in Trust Account of $2,804,600. Changes in operating assets and liabilities provided $1,708,836 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $546,575. Net income of $2,034,355 was affected by changes in fair value of warrant liabilities of $2,941,301 and interest earned on marketable securities held in Trust Account of $63,402. Changes in operating assets and liabilities provided $423,773 of cash for operating activities.

On March 31, 2023, assets held in the Trust Account were comprised of $64,992,324 in investments in marketable securities. During the period ended March 31, 2023, the Company had withdrawn $1,219,902 of interest income from the Trust Account and $276,640,527 in connection with redemptions. Income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $1,964,355. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

As of March 31, 2023, we had $1,964,355 in our operating bank account, $64,992,324 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and a working capital deficit of $2,052,730, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2023, $1,379,334 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 22, 2023, or the Extended Date, if applicable, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. Additionally, we may not have sufficient liquidity to fund our working capital needs until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 22, 2023, or the Extended Date, if applicable. We intend to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

We entered into an agreement, commencing on March 17, 2021, to pay an affiliate of the Sponsor a total of $30,000 per month for 24 months, or $720,000 in the aggregate, for office space, utilities and secretarial and administrative support (which payments will be accelerated if we consummate our initial Business Combination prior to the end of its 24-month term, or $720,000 in the aggregate). For the three months ended March 31, 2023, we incurred and paid $90,000 in fees for these services. For the three months ended March 31, 2022, we incurred and paid $90,000 in fees for these services.

Related Party Loans

On January 28, 2021, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2022 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $110,000 was repaid at the closing of the Initial Public Offering on March 22, 2021. Borrowings under the Promissory Note are no longer available to us.

Due to Sponsor

The Sponsor advanced $675,038 to us in anticipation of the amount to be paid for the purchase of additional Private Placement Units in the event the underwriters’ exercise their over-allotment option. The advance is non-interest bearing and due on demand. As of March 31, 2023, $34 remains outstanding.

Capital Contribution

During the period ended March 31, 2023, the Company received $857,000 as a capital contribution from the Company’s Co-Chief Executive Officers.

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

Recent Accounting Standards

In June 2016, FASB issued ASU 2016-13, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. We adopted the provisions of this guidance on January 1, 2023. The adoption did not have a material impact on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Certificate of Incorporation of Forum Merger IV Corporation(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 9, 2023 and incorporated by reference herein.

PART III - SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORUM MERGER IV CORPORATION

Date: May 12, 2023	By:	/s/ Marshall Kiev
	Name:	Marshall Kiev
	Title:	Co-Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ David Boris
	Name:	David Boris
	Title:	Co-Chief Executive Officer, Chief Financial Officer, and Director
(Principal Financial and Accounting Officer)